Form 10KSB
period 2002-12-31
CNB BANCORP INC/VA
filed 2003-03-31
CIK 1162638

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission file number N/A

CNB BANCORP, INC.

(Name of Small Business Issuer in Its Charter)

Virginia	54-2059214

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

70 E. Windsor Blvd., Suite B, Windsor, VA	23487

(Address of Principal Executive Offices)	(Zip Code)
(757) 242-4422

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☐	No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  N/A*

*

As of December 31, 2002, the escrow of subscription funds for the registrant’s initial public offering had not been released; therefore, shares of the registrant have not been issued.  Based on subscriptions received, we expect the aggregate market value of voting common stock held by non-affiliates to be approximately $3,678,310.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 15, 2003, one share of the registrant’s common stock, $.01 par value, was issued and outstanding.

Transitional Small Business Disclosure format (check one):

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

          Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CNB Bancorp, Inc. (the “Company” or “CNB”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of future economic conditions;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•

The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest-rate protection agreements, as well as interest-rate risks;

•

The effects of competition from other financial institutions and financial service providers operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

•	The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

CNB Bancorp, Inc.

          We incorporated CNB as a Virginia corporation on November 12, 2001, to serve as a bank holding company that will hold all of the outstanding capital stock of Citizens National Bank, a proposed new national bank.  As required by the OCC in order to receive final approval to operate Citizens National Bank (the “Bank” or “Citizens National Bank”) as a national bank, CNB plans to use $5.25 million of the net proceeds of its initial public offering to purchase the capital stock of Citizens National Bank.  As of December 31, 2002, we had approximately $5.6 million in escrowed funds resulting from received investor subscriptions.

          Initially, we will have no business operations other than owning and managing Citizens National Bank.  We have applied to, and received preliminary approval from, the Federal Reserve Board to become a bank holding company, and have registered with the Virginia Bureau of Financial Institutions to become a Virginia bank holding company.   Final approval from the Federal Reserve Board is subject to our receiving final approval from the Office of the Comptroller of the Currency regarding the issuance of a national bank charter for Citizens National Bank, which is expected to be received within the next 60 days.

          We have chosen this holding company structure because we believe it will provide flexibility that would not otherwise be available.  Subject to Federal Reserve Board debt guidelines, through a holding company structure, we can assist Citizens National Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds to Citizens National Bank as primary capital.  Additionally, under provisions of the Gramm-Leach-Bliley Act, a holding company may engage in activities that are financial in nature or incidental or complementary to a financial activity including some insurance transactions, real estate development activities and merchant banking activities, which a bank may not do.  Although we do not presently intend to engage in activities other than operating Citizens National Bank, we will be able to do so with a proper notice or filing to the Federal Reserve if we believe that there is a need for these services in our market area and that these activities could be profitable.

          The Company’s principal executive offices are located at 70 E. Windsor Blvd., Suite B, Windsor, VA 23487, and the Company’s intended principal place of business will be located at11407 Windsor Blvd., Windsor, VA 23487.  The Company does not have any immediate plans to establish additional offices.

Citizens National Bank

          In September 2001, we filed an application with the Office of the Comptroller of the Currency to organize Citizens National Bank and with the FDIC to obtain insurance for its deposits.  On January 18, 2002 we received preliminary approval of our application from the Office of the Comptroller of Currency, and final approval of our application has been conditioned upon our raising the minimum capital required by the OCC, receipt of FDIC approval, and the implementation of proper bank regulatory policies and procedures.  Subject to receiving final regulatory approvals from these agencies, we plan to open the bank in the second quarter of 2003, and will engage in a general commercial and consumer banking business as described below.  On May 20, 2002, the FDIC issued its preliminary approval to Citizens National Bank.  Final approval from the FDIC is subject to our receiving final approval from the Office of the Comptroller of the Currency regarding the issuance of a national bank charter for Citizens National Bank, which is expected to be received within the next 60 days.

Market Area

          Our initial primary service area will consist of the 15-mile radius surrounding our main office location in the Town of Windsor, Virginia.  This area includes all of the County of Isle of Wight, the Cities of Franklin and Suffolk, and portions of Southampton, Surry and Sussex Counties.

          We believe an attractive opportunity exists in the Isle of Wight County/Suffolk area for a new local bank that focuses on the community and provides responsive, personalized service to individuals and local businesses. As of December 31, 2002, our proposed primary service area was serviced by 13 financial institutions with 28 banking offices, and there was only one bank operating in the Town of Windsor.   Almost all of the institutions operating within our primary service area are large national, regional or super-regional banks.  With the exception of one local bank, Farmers Bank, none of these financial institutions is headquartered in our primary service area.

          Isle of Wight County and the adjacent City of Suffolk are rapidly growing marketplaces with expanding economies that we believe will support the formation of Citizens National Bank.  Isle of Wight County grew 18.7% during the last ten years, increasing its population from 25,053 in 1990 to 29,728 in 2000.  Given its solid economic base, which includes five industrial parks, we believe that Isle of Wight County is positioned to continue this growth during the next ten years.

          All of our competitors have substantially greater resources and lending limits than Citizens National Bank will have and provide other services, such as extensive and established branch networks and trust services, that we either do not expect to provide or will not provide initially.  As a result of these competitive factors, Citizens National Bank may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers.

Business Strategy

          Management Philosophy.  Through our localized management we believe we will be uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-size businesses, or businesses with annual revenues less than $1 million and who employ less than 30 people, located in the Western Tidewater area.

          We believe that the site we have selected to locate Citizens National Bank is well situated to benefit from the growth patterns of the City of Suffolk, the County of Isle of Wight and the Town of Windsor.  In a report prepared by the Virginia Department of Transportation in June 2000, approximately 20,000 cars passed by this location each day.  We believe the community will embrace and support the opportunity to engage into hometown community banking.  Our strategy as an independent bank holding company will be carried out through the operations and growth of Citizens National Bank.

          Operating Strategy.  In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop Citizens National Bank’s image as a local bank with an individual focus, we will employ the following operating strategies:

•

Community-Oriented Board of Directors:  Our board of directors consists of individuals who have lived and worked in the Isle of Wight/Suffolk area and will be sensitive and responsive to the needs of the community.  Additionally, our board of directors represents a wide array of business experience and community involvement.

•	Quality Employees: We are committed to hiring experienced and qualified staff and will attempt to attract individuals with experience in the Western Tidewater area.

•

Experience:  We will assemble a senior management team that possesses extensive experience in the banking industry as well as substantial business and banking contacts in our target market of Western Tidewater.

•

Community Involvement:  Our officers and directors are active in the County of Isle of Wight, City of Suffolk, and the nearby Sussex and Southampton Counties.  The continued active community involvement of our officers and directors will provide an opportunity to promote Citizens National Bank and its products and services.

•	Officer and Director Call Program: We intend to implement an active officer and director call program to promote Citizens National Bank’s philosophy.

•

Highly Visible Site:  Citizens National Bank’s office site is highly visible on Route 460 in the Town of Windsor.  We believe this will create immediate name recognition and establish Citizens National Bank as a competitor.

•

Branching:  Citizens National Bank intends to open a branch in its market area within three years.  Branching is expected to give Citizens National Bank the ability to diversify and provide convenient banking services to more of our market area.

•

Individual Customer Focus:  Citizens National Bank will focus on providing individualized service and attention to its target customers, which include individuals and small- to medium-sized businesses with annual revenues less than $1 million and who employ less than 30 people.  We will concentrate on establishing and maintaining long-term customer relationships.

•	Local Decision Making: We will emphasize local decision-making with experienced bankers, attention to lower employee turnover, and professional and responsive service.

•	Focus on Under-Serviced Market Sector: We will focus on fulfilling the credit needs in the Western

Tidewater area that are primarily in the industries of agriculture, manufacturing, real estate development, construction and medical services.  We intend to attract such businesses based on relationships and our management’s experience in lending to businesses in these industries.  We will also focus on small- to medium-sized businesses, or businesses with annual revenues less than $1 million and who employ less than 30 people, their employees, and Western Tidewater’s residents.

Lending Services

          Lending Policy.  We will offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small- and medium-sized businesses, or businesses with annual revenues less than $1 million and who employ less than 30 people, and professional concerns.  We will compete for these loans with competitors who are well established in the Western Tidewater area and have greater resources and lending limits.

          Citizens National Bank intends to maintain a balanced loan portfolio.  We estimate that consumer loans to individuals will comprise 20% of the portfolio, commercial loans to small- to medium-sized businesses will comprise 25% of the portfolio, and real estate related loans will comprise 55% of the portfolio.  Commercial loans are typically considered to have a higher risk of default or loss than other types of loans, such as real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations.  We will attempt to manage the portfolio to avoid high concentrations of similar industry and/or collateral types, although this cannot be assured.

          Loan Approval and Review.  Citizens National Bank’s loan approval policies will provide for various levels of officer lending authority.  When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or Citizens National Bank’s Loan Committee will determine whether to approve the loan request.  Initially, however, all loans above $20,000 will go to the Loan Committee.  Citizens National Bank will not make any loans to any of its directors or executive officers unless its board of directors approves the loan and the terms of the loan are no more favorable than would be available to any other applicant of similar credit quality.

          Lending Limits.  Citizens National Bank’s lending activities will be subject to a variety of lending limits imposed by federal law.  Differing limits apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank.  In general, Citizens National Bank will be able to loan any one borrower a maximum of 15% of the Bank’s capital, surplus and retained earnings.

          Based on its proposed capitalization and projected pre-opening expenses, Citizens National Bank’s initial lending limit is estimated to be $650,000.  Citizens National Bank has not yet established any minimum or maximum loan limits other than the statutory lending limits described above.  These limits will increase or decrease as Citizens National Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.  Citizens National Bank will need to sell participations in its loans to other financial institutions in order to meet all of the lending needs of loan customers requiring extensions of credit above these limits.

          Credit Risks.  The principal economic risk associated with each category of loans that Citizens National Bank expects to make is the creditworthiness of the borrower.  Borrower creditworthiness is affected by general economic conditions and the strength of the services and retail market segments.  General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

•

Commercial Loans:  We expect that loans for commercial purposes in various lines of businesses will be one of the primary components of Citizens National Bank’s loan portfolio.  The terms of these loans will vary by purpose and by type of underlying collateral, if any.  Citizens National Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term.  Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 80% or less.  Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity.  The quality of the commercial borrower’s management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.

•

Real Estate Loans.  Citizens National Bank will make commercial real estate loans, construction and development loans, and residential real estate loans.  These loans include certain commercial loans where Citizens National Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

•

Commercial Real Estate.  Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, although rates will typically not be fixed for a period exceeding 60 months.  Citizens National Bank will generally charge an origination fee for all purchase money transactions and others involving extraordinary origination efforts.  We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement.  In addition, Citizens National Bank may require personal guarantees from the principal owners of the property supported by a review by Citizens National Bank’s management of the principal owners’ personal financial statements.  Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management.  Citizens National Bank will limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.  Citizens National Bank will compete for real estate loans with competitors that are well established in the Western Tidewater market.

•

Construction and Development Loans.  Construction and development loans will be made both on a pre-sold and speculative basis.  If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis.  If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis.  Construction and development loans are generally made with a term of nine months and interest is paid quarterly.  Generally, the ratio of the loan principal to the value of the collateral as established by independent appraisal will not exceed 75%.  Speculative loans will be based on the borrower’s financial strength and cash flow position.  Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser.  Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•

Residential Real Estate.  Citizens National Bank’s residential real estate loans will consist of residential first and second mortgage loans and residential construction loans.  We will offer fixed and variable rates on our mortgages with the amortization of first mortgages generally not to exceed 15 years and the rates not to be fixed for over 60 months.  These loans will be made consistent with Citizens National Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not to exceed 90%.  We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.  Citizens National Bank plans to open a mortgage department to process fixed rate home loans within the first 12 months of operation, which will allow it to originate long term mortgages to be sold on the secondary market.  Citizens National Bank intends to limit interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor’s underwriting approval before originating the loan.

•	Consumer Loans. Citizens National Bank will make a variety of loans to individuals for personal,

family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit.  Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.  Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loan should be amortized over the useful life of the asset.  To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 38% of the borrower’s gross monthly income.  The borrower should also be employed for at least 12 months prior to obtaining the loan.  The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed.  We expect that the principal competitors for consumer loans will be the established banks in the Western Tidewater market.

•

Lending Officers.  Citizens National Bank intends to hire an experienced commercial real estate lender and consumer lender in order to develop its loan portfolios.  Each lender will have experience within the Western Tidewater market and will be expected to bring substantial contacts to Citizens National Bank.

Investments

          In addition to loans, Citizens National Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, municipal bonds, and other taxable securities.  No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation.  The Investment Asset - Liability Committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to Citizens National Bank’s policy as set by the board of directors.

Asset and Liability Management

          The Investment Asset - Liability Committee also will manage Citizens National Bank’s assets and liabilities and will strive to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity.  The committee will conduct these management functions within the framework of written loan and investment policies that Citizens National Bank will adopt.  The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.  Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

Deposit Services

          Citizens National Bank will seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts.  To attract deposits, Citizens National Bank will employ an aggressive marketing plan in the overall service area and feature a broad product line and competitive services.  The primary sources of deposits will be residents, businesses and their employees located in the Southampton, Sussex and Isle of Wight counties as well as the City of Suffolk.  Citizens National Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.  It plans to generate deposits by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, transaction and investment money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or funds transfer services that may be offered to remain competitive in the market.

Other Banking Services

          Other anticipated bank services include cashier checks, safe-deposit boxes, traveler’s checks, bank by mail, direct deposit and U.S. Saving Bonds.  Citizens National Bank plans to become associated with a shared network of automated teller machines that its customers will be able to use throughout Virginia and other regions.  Citizens National Bank is initially planning to offer MasterCard® and VISA® credit card services through a correspondent bank as an agent for Citizens National Bank.  It may in the future offer a full-service trust department, but cannot do so without the prior approval of the Office of the Comptroller of the Currency.

Employees

          When it begins operations, Citizens National Bank will have approximately 13 full-time employees.  We do not expect that CNB will have any employees who are not also employees of Citizens National Bank.

Supervision and Regulation

          Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws are generally intended to protect depositors and not shareholders.  The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

          Since the Company will own all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, the Company will be primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.   As a bank holding company registered under the Virginia Banking Act, the Virginia Bureau of Financial Institutions, a division of the Virginia State Corporation Commission, will also regulate and monitor all significant aspects of the Company’s operations.

          Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•

Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	Acquiring all or substantially all of the assets of any bank; or

•	Merging or consolidating with any other bank holding company.

          Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

          Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Virginia may purchase a bank located outside of Virginia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Virginia may purchase a bank located inside Virginia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

          Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is refutably presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is also presumed to exist, although refutable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for challenging the rebuttable presumption of control.

          Permitted Activities.  A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	Banking or managing or controlling banks; and

•	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

          Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

          Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

          In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity.  The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

          To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity.

          Support of Subsidiary Institutions.  Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank.  This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it.  In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.  In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

          Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency.  The Office of the Comptroller of the Currency regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.   Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law.  The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

          Branching.  National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current Virginia law, the Bank may open branch offices throughout Virginia with the prior approval of the Office of the Comptroller of the Currency.  In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in Virginia.  Furthermore, federal legislation has been passed which permits interstate branching.  The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

          Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed.  Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.

          An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

          FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

          The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

          Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Since our aggregate assets will not be more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory.”  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

          Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

          The Bank’s loan operations will also be subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of  1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

           The deposit operations of the Bank will also be subject to:

•

The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

          The Company and the Bank will be required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  Since the Company’s consolidated total assets will initially be less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis.  The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

          The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets.  Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

          Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

          The Company is a legal entity separate and distinct from the Bank.  The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

          The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus.

          The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates

          The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

          The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

          The Company and the Bank will also be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

          The Bank will also be subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

          Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

          In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

          Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs.  The USA PATRIOT Act  sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

          Pursuant to the mandate of the US PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions.  Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a “federal functional” is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

          Under the authority of the USA PATRIOT Act, the Secretary of the Treasury to adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.  Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Under the new rules, a financial institution is required to:

•

expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•

limit use of information provided by FinCEN to:  (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

          Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering.  Such information-sharing is protected under a safe harbor if the financial institution:

•	notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

•	takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

•

limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

•	maintains adequate procedures to protect the security and confidentiality of the information.

          Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

          The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks.  Under the new rule, financial institutions:

•	are prohibited from providing correspondent accounts to foreign shell banks;

•

are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

•	must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

•

must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

          The new rule applies to correspondent accounts established after October 28, 2002.

Proposed Legislation and Regulatory Action

          New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

          Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Selected Statistical Information

          The Bank has not yet opened for business. As a result, the Company’s historical financial information is limited and is insufficient to cause the selected statistical information required under Guide 3 of the Securities Act to be meaningful.  Consequently, the selected statistical information has been omitted.  For information concerning the Company’s historical financial performance, see “Part II-Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II-Item 7. Financial Statements” of this Form 10-KSB.

ITEM 2.	DESCRIPTION OF PROPERTIES

          We intend to begin our banking operations in the second quarter of 2003 at a temporary modular facility that will be located on the proposed site for our permanent office building, which is expected to be located at 11407 Windsor Blvd., Windsor, Virginia.  We plan to lease the modular facility, as furnished, at a monthly rate of approximately $4,500 until the completion of the construction of our permanent facility.  We intend to construct a permanent office of approximately 7,000 square feet of finished office space with space for expansion.  Our permanent office building will be constructed on land that has previously been purchased by CNB Bancorp, LLC, the entity through which we have been, and will continue to operate, prior to the opening of Citizens National Bank.  Upon the closing of CNB’s initial public offering, Citizens National Bank will reimburse CNB Bancorp, LLC, for the cost of purchasing this land, and the ownership of the land will be transferred to CNB.  Citizens National Bank will fund the construction of the office building with the capital that it receives from CNB.

ITEM 3.	LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          No unregistered securities of the Company were sold or issued in 2002.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          CNB was organized on November 12, 2001 to serve as a holding company for Citizens National Bank, a proposed national bank.  Since its organization, CNB’s main activities have been centered on organizing Citizens National Bank, completing the regulatory process of organizing the Bank and raising equity capital through CNB’s initial public offering.

          CNB’s operations from April 23, 2001 through the opening of Citizens National Bank have been and will continue to be funded by and conducted through CNB Bancorp, LLC, a limited liability company formed by our organizing directors.  Accordingly, as of December 31, 2002, CNB had no material assets or liabilities, except approximately $5.6 million in funds held in escrow in connection with its initial public offering.  The audited financial statements of CNB Bancorp, LLC are provided in Exhibit 99.2 to this Form 10-KSB and are incorporated herein by reference.

          CNB Bancorp, LLC has and will continue to pay our organizational and pre-opening expenses and capital costs from funds drawn on its line of credit.  The total amount available on the line of credit to CNB Bancorp, LLC is $1,000,000.  As of December 31, 2002, approximately $880,500 was outstanding on this line of credit, $306,000 of which was attributable to the purchase of the land for the site of our office and for the costs incurred in purchasing our computer equipment.  This line of credit has been guaranteed by the organizing directors, bears interest at the Prime Rate, as published in the Wall Street Journal, less .50%,and is due on May 15, 2003.  As of December 31, 2002 the interest rate on the line of credit was 3.75%.  After CNB invests its capital in Citizens National Bank, Citizens National Bank will reimburse CNB Bancorp, LLC for the amount of its expenditures allocable to Citizens National Bank, and we will reimburse CNB Bancorp, LLC for the amount of its expenditures allocable to CNB.

          At December 31, 2002, CNB Bancorp, LLC had total assets of $494,152.  These assets consisted principally of deferred stock offering costs of $183,284 and land of $306,613 purchased to be developed as the Bank’s initial business location.

          CNB Bancorp, LLC’s liabilities at December 31, 2002 were $885,762, consisting primarily of advances under a line of credit of $880,500.  CNB Bancorp, LLC repaid advances from the organizers of $105,000 on December 31, 2002 at the closing of the stock offering.  CNB Bancorp, LLC had a members’ deficit of $391,610 at December 31, 2002.

          CNB had a net loss of $190,643 for the year ended December 31, 2002 and a net loss of $391,610 cumulatively from inception through December 31, 2002.  This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank.  These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank and receive federal deposit insurance, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening.  Because CNB was in the organization stage, it had no operations from which to generate revenues.

          $5.6 million was raised in CNB’s initial public offering, of which a minimum of $5.25 million will be used to capitalize the Bank.  The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis.  The remaining proceeds will be invested in government securities and used to provide working capital to CNB.   In its application to the OCC, the organizers estimated that CNB’s deficit when the Bank opens to be approximately $347,000, and later amended the application to reflect a deficit of $450,000.  The actual deficit may be significantly higher or lower.  CNB believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that CNB will achieve any particular level of profitability.

Liquidity and Interest Rate Sensitivity

          Since CNB has been in the organizational stage, there are no results to present at this time.  Nevertheless, once Citizens National Bank begins operations, net interest income, CNB’s primary source of consolidated earnings, will fluctuate with significant interest rate movements.  To lessen the impact of these margin swings, we intend to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals.  Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

          Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates.  The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval.  The general objective of gap management is to manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on net interest income.  We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize Citizens National Bank’s overall interest rate risks.

          We will evaluate regularly the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.  To manage effectively the balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

          As Citizens National Bank continues to grow, we will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates.  Citizens National Bank’s Asset and Liability Management Committee will meet on a quarterly basis to develop a strategy for the upcoming period.  The committee’s strategy will include anticipating future interest rate movements.

          Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  We can obtain these funds by converting assets to cash, by attracting new deposits, or by seeking alternate sources of funding such as those provided by the Federal Home Loan Bank.  Citizens National Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity.

          We know of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in CNB’s liquidity increasing or decreasing in any material way in the foreseeable future, other than funds raised by its initial public offering.

ITEM 7.	FINANCIAL STATEMENTS

          CNB’s operations from April 23, 2001 through the opening of Citizens National Bank have been and will continue to be funded by and conducted through CNB Bancorp, LLC, a limited liability company formed by our organizing directors.  CNB Bancorp, LLC has and will continue to pay our organizational and pre-opening expenses and capital costs as discussed earlier in Item 6 to this Form 10-KSB.

          The following financial statements for CNB Bancorp, LLC are included in exhibit 99.2 to this Annual Report on Form 10-KSB, and are incorporated herein by reference:

1.	Report of Independent Certified Public Accountants

2.	Balance Sheet as of December 31, 2002

3.	Statements of Operations for the Periods ended December 31, 2002 and 2001

4.	Statements of Changes in Members’ Deficit for the Periods ended December 31, 2002 and 2001

5.	Statements of Cash Flows for the Periods ended December 31, 2002 and 2001

6.	Notes to Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Proposed Executive Officer and Directors of CNB and Citizens National Bank

          The following table sets forth for the directors and the President and Chief Executive Officer of both CNB and Citizens National Bank:

(1)	Their names and ages at December 31, 2002; and

(2)	The position held or to be held with the Company and the Bank.

Name and Age	Position(s) to be Held

Class I Directors:
(Initial term expiring in 2003)
Douglas A. Chesson, 42	President, Chief Executive Officer and Director
J. Larry Darden, 46	Director
James E. Laine, 57	Director
G. Stewart Tyler, 59	Director
Michael G. Smith, 51	Director
Class II Directors
(Initial term expiring in 2004)
Judy D. Brown, 56(1)	Director
Harold F. Demsko, 43	Director
William E. Pope, 76	Director
Clem E. Dalton, 63	Director
Gene Worrell, 72(2)	Director
Class III Directors:
(Initial term expiring 2005)
Allen E. Brown, 57(1)	Director
Marcia Collins Patterson, 44	Director
Gerald D. Scheimberg, 55	Director
Susan Worrell O’Connell, 33(2)	Director

(1)	Judy Brown and Allen Brown are not related.
(2)	Gene Worrell is the father of Susan Worrell O’Connell.

          With the exception of Mr. Dalton who became a director of CNB on June 5, 2002, each person listed above has been a director of CNB since our formation on November 12, 2001.  Our existing directors are also the proposed directors of Citizens National Bank.  Directors of CNB serve staggered terms, which means that one-third of the directors will be elected each year at CNB’s annual meeting of shareholders.  Each director will, therefore, serve a three year term.  The initial term of the Class I directors expires in 2003, the initial term of the Class II directors expires in 2004, and the initial term of the Class III directors expires in 2005.  CNB’s officers are appointed by the board of directors and hold office at the will of the board.

          Each of Citizens National Bank’s proposed directors will, upon approval of the Office of the Comptroller of the Currency, serve until Citizens National Bank’s first shareholders meeting, which will convene shortly after Citizens National Bank receives its charter.  CNB, as the sole shareholder of Citizens National Bank, will nominate each proposed director to serve as director of Citizens National Bank at that meeting.  Directors of Citizens National Bank serve staggered terms, which means that one-third of the directors will be elected each year at Citizens National Bank’s annual meeting of shareholders.  Each director will, therefore, serve a three year term.  The initial term of the Class I directors expires in 2003, the initial term of the Class II directors expires in 2004, and the initial term of the Class III directors expires in 2005.

Directors and Executive Officer Biographies

          Allen E. Brown has served as the Vice President and manager of Nu-Image Inc., a window and glass company since 1986.  Mr. Brown has resided in Isle of Wight County for 24 years.  He has been a member of the Lion’s Club since 1984 serving in each of the following capacities: President, Secretary, Treasurer, member of the Board of Directors and 1990 Chairman of the State Fall Conference.  Mr. Brown served as Chairman of Isle of Wight County Public Recreational Facilities Authority from 1994-98 and currently serves as the Chairman of the Parks and Recreation Advisory Commission.  He also serves the County as a member of the Isle of Wight County Fair Board of Directors.

          Judy Brown retired from the position of Vice President, Branch Manager and Director of Public Relations and Senior Events of Farmers Bank in 2001.  She has 36 years of experience in the banking industry.  She is a graduate of Paul D. Camp Community College with an Associates in Applied Arts and Science Degree in Business Administration and the University of Virginia School of Bank Management.  Mrs. Brown is a lifelong resident of Isle of Wight County and has many contacts in the rural parts of the community.  She has been actively involved in community affairs and currently serves on the Board of Directors of the Alzheimer’s Association.

          Douglas A. Chesson, serves as the President and Chief Executive Officer of CNB and Citizens National Bank. Mr. Chesson has over 18 years of banking and lending experience in the Sussex, Southampton, Isle of Wight and Suffolk areas.  Prior to accepting his current position with CNB and Citizens National Bank in July of 2001, Mr. Chesson served for over 18 years with F & M Bank – Atlantic, formerly, United Community Bank, which was originally the Bank of Sussex and Surry, in several different positions, the latest of which was Senior Vice President and Senior Lending and Supervisory Officer at the Wakefield, Virginia bank.  Mr. Chesson is a graduate of Virginia Tech with a degree in Political Science, The Virginia-Maryland Banking School and The Graduate School of Banking at Louisiana State University. In addition to his career, Mr. Chesson devotes much of his time volunteering at church and other civic activities. He is a member and past president of the Wakefield Ruritan Club, serves as the Chairman of the Southampton County Board of Zoning Appeals, serves on the Planning Commission of Southampton County, and is a Deacon and Sunday School teacher at Tucker Swamp Baptist Church.

          Larry Darden has been a self-employed farmer for his entire career with his base of operations in the Carrsville area in Isle of Wight County, Virginia. He has served on the boards of many business and civic groups which include: Carrsville Farmers, Inc., Southern States of Franklin, and Smithfield, Virginia Cotton Growers, Southern Southeastern Cotton Growers, Peanut Soil & Water Conservation District, and Colonial Farm Credit Nominating Board. Mr. Darden is also active in Collosse Baptist Church.

          Dr. Harold Demsko, has been practicing dentistry in Windsor, Virginia since 1985.  Dr. Demsko received his DDS from Medical College of Virginia and his undergraduate degree in chemistry from Virginia Commonwealth University. He is involved in several other business ventures in Isle of Wight and Suffolk.  Dr. Demsko is a member of several dental organizations and also in involved in local and civic organizations.

          James E. Laine is the former owner, and has served as the manager of Wakefield Peanut Company since 1974.  He is a life-long resident of the Wakefield area, and has served on the Board of Virginia Crop Improvement Association for nine years.  Mr. Laine is active in local church and civic activities and is a veteran of the United States Army.

          Susan Worrell O’Connell, has served as a Program Support Specialist for a regional educational program providing services for students with autism since 1993.  Prior to accepting this position, she was the Director of La Petite Academy, a day care center.  Mrs. O’Connell is active in the local autism society, Woodland United Methodist Church, and has served as the Treasurer for the Smithfield Jaycees.

          Marcia Patterson has operated a refinishing shop in Windsor, Virginia since 1996.  She has prior banking employment experience but is presently devoting her time to raising her child and managing her various investment properties. She is a lifelong resident of Citizens National Bank’s market area.

          William Pope retired from a successful sales career in the field of agriculture in 1983.  Mr. Pope served in the U.S. Marine Corp during World War II.  He is a member of several Veterans organizations, and the Windsor Congregational Christian Church.

          Dr. Gerald Scheimberg, a resident of Suffolk, Virginia, has practiced Podiatric Medicine for over 25 years.  Currently he serves as the President of Foot Care of Hampton Roads P.C.  Until May of 2000, Dr. Scheimberg served as the Vice President of Podiatry, Ltd.  He is a past president of the Portsmouth Host Lions Club and a recipient of the Lion of the Year Award.  Dr. Scheimberg is also an active member of the Suffolk Rotary Club.

          Clem E. Dalton is a retired Lieutenant Commander of the U.S. Navy.  He is presently a Vice President and co-owner of Dale’s Garage in Chuckatuck.  He also resides in the Chuckatuck area of Suffolk.

          Michael G. Smith has served as the President of M. G. Smith Building Company Inc., a regional construction company since 1984.  In addition to raising his family, he spends much of his time teaching and volunteering at Main St. Church in Suffolk where he is active in the local Soup Kitchen of the Salvation Army.  He is also a member of Michael Shawn Associates, LLC, a real estate development company.

          Gene Stewart Tyler, SR/WA, ASA, has served as an Agent-Appraiser for Right of Way Acquisitions & Appraisals, Inc., a real estate appraisal company, since 1981.  He is a Licensed Certified General Real Estate Appraiser with twenty years of experience, a licensed Real Estate instructor and a licensed Real Estate Broker in the Commonwealth of Virginia.  Previously, Mr. Tyler has served as a Design Draftsman, Radiological Defense Officer, Right of Way Negotiator, Relocation Specialist, Property Manager, Expert Witness on Right of Way Issues and an Environmental Risk Screener.  He was educated at Paul D. Camp Community College and at Old Dominion University.  Additionally, Mr. Tyler currently serves on the Industrial Development Authority of the City of Suffolk, Virginia and on the Real Estate Advisory Board of Old Dominion University.

          Gene Worrell, a native of Isle of Wight County, retired from being a co-owner of Worrells Woodworking in 1992 after 30 years of selling building materials and fabricating cabinets in the Town of Windsor. He served in the United States Military during the Korean War.  Mr. Worrell is active in his church where he has chaired many committees.

          The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

IT EM 10.	EXECUTIVE COMPENSATION

          The following table shows information for 2002 and 2001 with regard to compensation for services rendered in all capacities to CNB by its President and Chief Executive Officer, Doug Chesson.  Currently, no other executive officers are employed by CNB.  All compensation paid to date has been paid by CNB Bancorp, LLC.

Summary Compensation Table

	Annual Compensation

	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)

Doug Chesson, President and	2002		$75,000	—	$4,500	[2]
Chief Executive Officer	2001	[1]	$34,375	—	$1,875	[2]

(1)	July – December 31, 2001.
(2)	Includes contributions to 401(k) plan.

Employment Agreement

          We have negotiated the terms of an employment agreement with Doug Chesson, under which Mr. Chesson will serve as President and Chief Executive Officer of CNB and Citizens National Bank.  All parties intend to execute the agreement upon the opening of Citizens National Bank.  Under the terms of the agreement, Mr. Chesson’s compensation will include:

•	A base salary of $75,000 per year until the opening of Citizens National Bank, at which time his salary will increase to $92,000 per year;

•	A cash bonus of $12,000 upon the opening of Citizens National Bank;

•	Eligibility to receive an annual incentive bonus based on the net income of Citizens National Bank;

•	Incentive stock options to purchase 5% of the number of shares of common stock sold in this offering at an exercise price of $10.00 per share; and

•	Other customary benefits such as health and life insurance, use of an automobile, travel expenses and membership to business and social organizations.

          The initial term of the employment agreement is three years.  At the end of the initial three-year term, the agreement will be renewable for one-year periods upon the mutual agreement of Mr. Chesson and CNB.  CNB may terminate Mr. Chesson’s employment at any time for “cause,” which is defined in the agreement as, among other things, disability, dishonesty, willful disregard or gross neglect in relation to the duties, interests and/or obligations that Mr. Chesson owes to CNB.  However, Mr. Chesson may only be terminated for “cause” upon the affirmative vote of at least 51% of the members of our board of directors.  Upon any termination for “cause,” Mr. Chesson will not be entitled to any severance compensation.  Additionally, Mr. Chesson may resign his employment at any time without liability by providing 90 days prior written notice.  Upon his resignation, Mr. Chesson will not receive any severance compensation upon the expiration of the 90-day notice period.  Additionally, upon a change of control of CNB as defined in his agreement, Mr. Chesson will be entitled to severance compensation in an amount equal to 2.99 times his annual base salary in the event that he is terminated without cause within the first six months following a change of control, or if he resigns during the six month period following the change of control because he was not given reasonably equivalent duties and responsibilities.

          The agreement also provides generally that for a period of twelve months following the termination of Mr. Chesson’s employment, he will not compete with us in the banking business or solicit our customers or employees.  These non-competition and non-solicitation provisions will not apply following a change of control as defined in the agreement.

Director Compensation

          We do not intend to compensate the directors of CNB and Citizens National Bank separately for their services as directors until net profits of CNB and Citizens National Bank exceed their net losses since inception on a cumulative basis.  Thereafter, CNB and Citizens National Bank will adopt reasonable compensatory policies for their directors.

Organizing Directors’ Shares and Warrants

          It is expected that CNB will issue to each organizing director a warrant to purchase one share of common stock for each share the organizer purchases in CNB’s initial public offering for which they are the beneficial holder, up to an aggregate of 102,500 shares.  These warrants will generally vest in increments over four years and will be exercisable at a price of $10.00 per share.

Stock Incentive Plan

          Our board of directors intends to adopt a stock incentive plan to reward and retain our key employees and directors.  We expect that the plan will become effective on the date that Citizens National Bank commences operations, subject to approval of our shareholders at our 2003 annual meeting of shareholders.  It is anticipated that under the plan, 15% of CNB’s outstanding common stock, or 84,170 shares, will be subject to grants to our employees and directors.  Additionally, we are obligated to issue options to purchase 5% of the number of shares sold in this offering to our President and Chief Executive Officer, Doug Chesson, under his employment agreement.  These options will be issued under the plan, if it is adopted.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2002.

Equity Compensation Plan Table

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

          As of December 31, 2002, CNB only had one organizational shares outstanding.  However, upon the close of its initial public offering, CNB will redeem these organizational shares and will issue new shares to subscribers.  Based on subscriptions received as of December 31, 2002, the following table indicates the number of shares expected to be issued to our directors and executive officer:

Name	Number of Shares Subscribed	Percentage of shares to be issued(1)	Shares subject to Warrents

Class I Directors:
Chesson, Douglas A.	11,300	2.01%	5,000	(2)
Darden, J. Larry	11,500	2.05%	5,750
Laine, James E.	20,000	3.56%	12,500
Smith, Michael G.	16,606	2.96%	10,000
Tyler, G. Stewart	12,800	2.28%	6,500
Class II Directors:
Brown, Judy B.	16,900	3.01%	10,750
Dalton, Clem E.	11,450	2.04%	5,000
Demsko, Harold F.	17,750	3.16%	11,000
Pope, William E.	13,750	2.45%	7,000
Worrell, Gene E.	12,750	2.27%	6,500
Class III Directors:
Brown, Allen E.	11,250	2.00%	5,000
O’Connell, Susan W.	12,250	2.18%	6,500
Patterson, Marcia C.	11,250	2.00%	5,000
Scheimberg, Gerald D.	11,750	2.09%	6,000
Executive Officer:
Jerry D. Bryant	2,000	0.36%	—
All Proposed Directors and Executive Officers as a Group (15 persons)	193,306	34.45%	102,500

(1)	Percentages are based on a projected 561,137 shares outstanding once escrow is broken.
(2)

Pursuant to his employment agreement, Mr. Chesson will also be awarded options to purchase shares of common stock equal to 5% of the shares sold in the Company’s initial public offering for a price of $10.00 per share.  We anticipate awarding these options to Mr. Chesson under our stock incentive plan when it is adopted.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          We expect to enter into banking and other business transactions in the ordinary course of business with our directors and officers, including members of their families or corporations, partnerships or other organizations in which they have a controlling interest.  If these transactions occur, each transaction:

•

Will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to Citizens National Bank,

•	Will be on terms no less favorable than could be obtained from an unrelated third party, and

•	Will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

          Our organizing directors formed CNB Bancorp, LLC to pay the organizational and pre-opening expenses and capital costs of CNB and Citizens National Bank, and they constitute all of the members of CNB Bancorp, LLC.

CNB Bancorp, LLC will continue to pay our costs and expenses from advances received from our organizing directors and from amounts drawn on its line of credit. Each organizing director contributed $7,500 in cash to CNB Bancorp, LLC, which was repaid by the LLC from funds drawn on the line of credit.  In addition, each organizing director guaranteed 150% of his or her pro rata share of the $1,000,000 line of credit granted to CNB Bancorp, LLC from its lender, and could therefore potentially be liable for up $107,143. We will reimburse CNB Bancorp, LLC for the total amount drawn on the line of credit allocable to CNB upon the closing of the offering, and Citizens National Bank will reimburse CNB Bancorp, LLC for the total amount drawn on the line of credit allocable to Citizens National Bank after it is capitalized by CNB.

ITEM 13.	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Exhibit

n/a	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

21.1	Subsidiaries of CNB Bancorp, Inc.

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Audited Financial Statements of CNB Bancorp, LLC.

	(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.

(b)	Reports on Form 8-K filed in the fourth quarter of 2001: None.

ITEM 14.	CONTROLS AND PROCEDURES

          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the “Evaluation Date”), our management, including our Chief Executive Officer and acting Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14.  Based upon that evaluation, our Chief Executive Officer and acting Chief Financial Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them.  There were no significant changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ DOUGLAS A. CHESSON

Douglas A. Chesson
President and Chief Executive Officer

Date:	March 25, 2002

POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Douglas A. Chesson as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. CHESSON	Director, President, Chief Executive Officer and Acting Chief Financial Officer *	March 25, 2003

Douglas A. Chesson

/s/ J. LARRY DARDEN	Director
March 25, 2003
J. Larry Darden

/s/ JAMES E. LAINE	Director	March 25, 2003

James E. Laine

/s/ G. STEWART TYLER	Director	March 25, 2003

G. Stewart Tyler

/s/ MICHAEL G. SMITH	Director	March 25, 2003

Michael G. Smith

Signature	Title	Date

/s/ JUDY D. BROWN	Director	March 25, 2003

Judy D. Brown

/s/ HAROLD F. DEMSKO	Director	March 25, 2003

Harold F. Demsko

/s/ WILLIAM E. POPE	Director	March 25, 2003

William E. Pope

/s/ CLEM E. DALTON	Director	March 25, 2003

Clem E. Dalton

/s/ GENE WORRELL	Director	March 25, 2003

Gene Worrell

/s/ ALLEN E. BROWN	Director	March 25, 2003

Allen E. Brown

/s/ MARCIA COLLINS PATTERSON	Director	March 25, 2003

Marcia Collins Patterson

/s/ GERALD D. SCHEIMBERG	Director	March 25, 2003

Gerald D. Scheimberg

/s/ SUSAN W ORRELL O’CONNELL	Director	March 25, 2003

Susan Worrell O’Connell

*  Principal Executive, Financial and Accounting Officer.

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Douglas A. Chesson, the Chief Executive Officer and acting Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-KSB of CNB Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a).

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c).	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a).

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ DOUGLAS A. CHESSON

Douglas A. Chesson
Chief Executive Officer/ Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

n/a	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

21.1	Subsidiaries of CNB Bancorp, Inc.

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Audited Financial Statements of CNB Bancorp, LLC.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.