Form 10QSB
period 2003-03-31
CNB BANCORP INC/VA
filed 2003-05-19
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from                  to

Commission File Number: 333-74250

CNB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia	6711	54-2059214
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

70 E. Windsor Blvd., Suite B, Windsor, VA 23487

(Address of principal executive offices)

(757) 242-4422

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2003, 561,137 shares of the registrant’s common stock, $.01 par value, was issued and outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

CNB BANCORP, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1—Financial Statements of CNB Bancorp, LLC (A Development Stage Company)	1
Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002	2
Statements of Operations (unaudited) for the Three Months Ended March 31, 2003 and 2002 and for the Period From April 23, 2001, Date of Inception, to March 31, 2003	3
Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002 and for the Period From April 23, 2001, Date of Inception, to March 31, 2003	4
Notes to Financial Statements (Unaudited)	5
Item 2—Management’s Discussion and Analysis or Plan of Operations	7
Item 3—Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1—Legal Proceedings	9
Item 2—Changes in Securities	9
Item 3—Defaults Upon Senior Securities	9
Item 4—Submission of Matters to a Vote of Security Holders	9
Item 5—Other Information	9
Item 6—Exhibits and Reports on Form 8-K	9
Signatures	10

i

ITEM 1.    FINANCIAL STATEMENTS OF CNB BANCORP, LLC (A DEVELOPMENT STAGE COMPANY)

CNB Bancorp, Inc.’s (the Company or CNB) operations from April 23, 2001 through March 31, 2003, the end of the quarterly period being reported on this Form 10-QSB, have been funded by and conducted through CNB Bancorp, LLC, a limited liability company formed by the Company’s organizing directors. Refer to Management’s Discussion and Analysis or Plan of Operations, as set forth in this Form 10-QSB, for more information about CNB Bancorp, LLC.

The following unaudited financial statements for CNB Bancorp, LLC, as reported in this Form 10-QSB, are as follows:

1.	Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002;

2.	Statements of Operations (unaudited) for the Three Months Ended March 31, 2003 and 2002 and for the Period From April 23, 2001, Date of Inception, to March 31, 2003;

3.	Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002 and for the Period From April 23, 2001, Date of Inception, to March 31, 2003; and

4.	Notes to Financial Statements (unaudited).

CNB BANCORP, LLC

(A Development Stage Company)

Balance Sheets

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets
Cash	$13,464	$6,811
Deferred stock offering costs	189,116	183,284
Land and equipment	319,222	304,057

Total assets	$521,802	$494,152

Liabilities and Members’ Deficit
Liabilities
Accounts payable	$—	$1,510
Accrued interest payable	4,162	3,752
Line of credit	977,000	880,500

Total liabilities	$981,162	$885,762

Members’ Deficit
Deficit accumulated during the development stage	$(459,360)	$(391,610)

Total liabilities and members’ deficit	$521,802	$494,152

See Notes to Financial Statements.

CNB BANCORP, LLC

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Period From April 23, 2001, Date of Inception, To March 31, 2003
Expenses:
Advertising	$2,217	$407	$4,485
Application costs	—	—	17,225
Consulting fees	—	—	94,328
Conventions, conferences, and meetings	1,750	2,470	9,621
Depreciation	245	407	2,894
Equipment	239	805	2,762
Insurance	495	11,120	13,529
Interest	10,769	5,160	43,465
Legal fees	—	8,855	22,032
Office expense	1,224	1,487	6,776
Rent	5,468	899	11,168
Salaries and benefits	40,939	26,665	200,931
Taxes	2,032	2,892	15,636
Utilities	1,281	911	7,407
Other	1,091	412	7,101

Net loss	$67,750	$62,490	$459,360

See Notes to Financial Statements.

CNB BANCORP, LLC

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Period From April 23, 2001, Date of Inception, To March 31, 2003
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash
(used in) operating activities:
Net (loss)	$(67,750)	$(62,490)	$(459,360)
Depreciation	245	407	2,894
(Decrease) in accounts payable	(1,510)	(8,611)	—
Increase in accrued interest payable	410	243	4,162
(Increase) in deferred stock offering costs	(5,832)	(32,913)	(189,116)

Net cash (used in) operating activities	$(74,437)	$(103,364)	$(641,420)

Cash Flows From Investing Activities,
capital expenditures	$(15,410)	$—	$(322,116)

Cash Flows From Financing Activities
Advances from organizers	$—	$—	$105,000
Repayment of advances from organizers	—	—	(105,000)
Proceeds from line of credit	96,500	106,500	977,000

Net cash provided by financing activities	$96,500	$106,500	$977,000

Net increase in cash and cash equivalents	$6,653	$3,136	$13,464
Cash
Beginning	6,811	2,627	-—

Ending	$13,464	$5,763	$13,464

Supplemental Disclosures of Cash Flow Information,
cash payments for interest	$10,359	$4,917	$39,303

See Notes to Financial Statements.

CNB BANCORP, LLC

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1.    Nature of Business Activities and Significant Accounting Policies

Business

CNB Bancorp, LLC (the Company) is a Virginia limited liability company established for the purpose of organizing CNB Bancorp, Inc. (CNB) and its wholly owned subsidiary, Citizens National Bank (in organization) (the Bank). The Bank is being organized as a national bank under the laws of the United States with the purpose of becoming a new bank to be located in Windsor, Virginia. The Bank has filed a charter application with the Office of the Comptroller of the Currency and an application for deposit insurance with the Federal Deposit Insurance Corporation. The applications were approved and the necessary capital was raised. Banking operations commenced on April 29, 2003.

The Company was formally established in July 2001. We have prepared these financial statements including financial information from April 23, 2001, the initial financial transaction date. It was on that date that the Company’s organizers began pre-organizational activities.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it devotes substantially all its efforts to establishing a new business. The Company’s principal operations commenced on April 29, 2003. Revenue has not been recognized from the principal operations for the purpose of these financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company for the periods ending March 31, 2003 and December 31, 2002, and results of operations and cash flows for the three months ended March 31, 2003 and 2002 and from April 23, 2001 (date of inception) to March 31, 2003. The statements should be read in conjunction with the Notes to Financial Statements included in CNB Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Deferred Stock Offering Costs

Deferred stock offering costs have been incurred by CNB in connection with the offering and issuance of its stock. The deferred stock offering costs were deducted from CNB’s additional paid-in capital after the stock offering.

Organization Costs

Organization costs include incorporation, legal, and consulting fees incurred in connection with establishing the Company. In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” organization costs are expensed when incurred.

Pre-Opening Expenses

Costs incurred for overhead and other operating expenses are included in the current period’s operating results.

Personal Assets and Liabilities

In accordance with the generally accepted method of presenting limited liability company financial statements, the financial statements do not include the assets and liabilities of the members, including their obligation for income taxes on their distributive shares of the net income of the Company, nor any provision for income tax expense.

Equipment

Equipment is stated at cost less accumulated depreciation and amortization that is computed using the declining balance method over a five-year life. Costs incurred for maintenance and repairs are expensed currently.

Note 2.    Line of Credit

The Company has established a $1,000,000 line of credit with a financial institution to fund operating expenses of the Company during the development stage. The line is secured by a first deed of trust on 2.0 acres of real estate owned by the Company, which is to be used as the Company’s initial business location. The line is also guaranteed by the organizers. The line bears interest at the prime rate minus 0.5% and expires May 15, 2003. As of March 31, 2003, $977,000 was outstanding on this line of credit.

Note 3.    Land and Equipment

The Company purchased land in Windsor, Virginia on September 6, 2001 for $301,613. This property will be developed as the Bank’s initial business location and is used to secure the Company’s line of credit. The remaining balance of $17,609 includes construction in progress of $15,410 and equipment, net of accumulated depreciation, of $2,199.

Note 4.    Public Stock Offering and Subsequent Event

CNB closed it public offering to sell shares of its common stock at $10 per share on December 31, 2002. The offering raised $5.4 million, net of offering expenses. The directors and executive officers of the Company purchased 191,306 shares of common stock at $10 per share, for a total of $1.9 million. Upon closing of the offering, CNB will issue stock warrants to the organizers to purchase up to an additional 102,500 shares of common stock for $10 per share. CNB used $5.25 million of the proceeds to capitalize the proposed bank.

On April 28, 2003, the Bank received final notification from the Office of the Comptroller of Currency to commence operations April 29, 2003. CNB capitalized the Bank with $5.25 million. Pre-opening expenses and organizational costs were repaid to the Company and CNB, respectively.

Note 5.    Liquidity and Going Concern Considerations

The Company incurred a net loss of $459,360 for the period from April 23, 2001 (date of inception) to March 31, 2003. At March 31, 2003, liabilities exceeded assets by $459,360.

Management believes that the current level of expenditures are well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations.

To provide permanent funding for its operation, CNB has sold its common stock through a public offering as discussed in Note 4. Costs related to the organization and registration of CNB’s common stock along with reimbursement of fixed asset costs, repayment of the line of credit, and reimbursement of the members’ advances will be paid from the gross proceeds of the offering.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CNB Bancorp, Inc. (CNB) was organized on November 12, 2001 to serve as a holding company for Citizens National Bank, a proposed national bank (the Bank). Since its organization, CNB’s main activities have been centered on organizing the Bank, completing the regulatory process of organizing the Bank and raising equity capital through CNB’s initial public offering.

CNB’s operations from April 23, 2001 through the opening of Citizens National Bank, which occurred on April 29, 2003, have been funded by and conducted through CNB Bancorp, LLC, a limited liability company formed by our organizing directors. Accordingly, as of March 31, 2003, CNB had no material assets or liabilities, except approximately $5.6 million in funds held in escrow in connection with its initial public offering.

CNB Bancorp, LLC has paid organizational and pre-opening expenses and capital costs from funds drawn on its line of credit. The total amount available on the line of credit to CNB Bancorp, LLC is $1,000,000. As of March 31, 2003, approximately $977,000 was outstanding on this line of credit, $322,000 of which was attributable to the purchase of the land for the site of a permanent office and for the costs incurred in purchasing computer equipment. This line of credit has been guaranteed by the organizing directors, bears interest at the Prime Rate, as published in the Wall Street Journal, less .50%, and is due on May 15, 2003. As of March 31, 2003 the interest rate on the line of credit was 3.75%.

Citizens National Bank received final approval from the Office of the Comptroller of Currency (OCC) on April 28, 2003 and began operations on April 29, 2003. CNB invested capital of $5.25 million in Citizens National Bank immediately prior to the Bank’s opening. CNB and Citizens National Bank reimbursed CNB Bancorp, LLC for the respective amounts of its expenditures allocable to CNB and Citizens National Bank.

At March 31, 2003, CNB Bancorp, LLC had total assets of $521,802 compared to $494,152 at December 31, 2002. The increase of $27,650 was attributable to increases in deferred stock offering costs of $5,832 to $189,116, and equipment, net of depreciation, and construction in progress of $15,165 to $319,222.

CNB Bancorp, LLC’s liabilities at March 31, 2003 were $981,162, consisting primarily of advances under a line of credit of $977,000. At December 31, 2002, liabilities were $885,762 with line of credit advances of $880,500. CNB Bancorp, LLC had a members’ deficit of $459,360 at March 31, 2003, $67,750 more than December 31, 2002. The $67,750 consisted primarily of salaries and benefit expense of $40,939 and interest expense of $10,769.

CNB Bancorp, LLC had a net loss of $67,750 for the three months ended March 31, 2003 and a net loss of $459,360 cumulatively from inception through March 31, 2003. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the Federal Deposit Insurance Corporation (FDIC) to charter the Bank and receive federal deposit insurance, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because CNB was in the organization stage, it had no operations from which to generate revenues.

$5.6 million was raised in CNB’s initial public offering. As of March 31, 2003, all of the $5.6 million in subscription funds were held in an escrow account for the benefit of the Company.

Liquidity and Interest Rate Sensitivity

Since CNB has been in the organizational stage, there are no results to present at this time. Nevertheless, once Citizens National Bank begins operations, net interest income, CNB’s primary source of consolidated earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal mounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

As Citizens National Bank’s operations grow, we will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Citizens National Bank’s Asset and Liability Management Committee will meet on a quarterly basis to develop a strategy for the upcoming period. The committee’s strategy will include anticipating future interest rate movements.

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

ITEM 3.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.     CHANGES IN SECURITIES

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

99.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC. (Registrant)

DATE: May 19, 2003	By:	/S/ DOUGLAS A. CHESSON
Douglas A. Chesson President and Chief Executive Officer

DATE: May 19, 2003	By:	/S/ ELIZABETH T. BEALE
Elizabeth T. Beale Chief Financial Officer