Form 10QSB
period 2003-06-30
CNB BANCORP INC/VA
filed 2003-08-12
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

11407 Windsor Blvd., Windsor, VA 23487

(Address of principal executive offices)

(757) 242-4422

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2003, 561,137 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐            No  ☒

CNB BANCORP, INC.

i

ITEM 1.    FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(Dollars in thousands)

June 30, 2003
Assets
Cash	$235
Federal funds sold	597
Securities available-for-sale, at fair value (amortized cost of $5,707 on June 30, 2003)	5,706
Loans, net of allowance for loan losses of $10	1,181
Premises and equipment, net	552
Other assets	73

Total assets	$8,344

Liabilities and Shareholders’ Equity

Liabilities
Non-interest bearing deposits	$645
Interest bearing deposits	2,923

Total deposits	3,568
Accrued interest payable	4

Total liabilities	3,572

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 561,137 issued and outstanding at June 30, 2003	6
Additional paid-in capital	5,401
Retained earnings (deficit)	(634)
Accumulated other comprehensive (loss)	(1)

Total shareholders’ equity	4,772

Total liabilities and shareholders’ equity	$8,344

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(Dollars in thousands)

For the Period from April 29, 2003 (Inception) to June 30, 2003
Interest Income
Loans	$6
Investment securities, taxable	2
Federal funds sold and other	11

Total Interest Income	19

Interest Expense,
Deposits	6

Total Interest Expense	6

Net Interest Income	13
Provision for Loan Losses	10

Net Interest Income after Provision for Loan Losses	3

Non-Interest Income
Other fees and commissions	1
Other income	1

Total Non-Interest Income	2

Non-Interest Expense
Personnel	98
Occupancy and equipment	31
Professional fees	17
Advertising	11
Computer services	4
Other	39

Total Non-Interest Expense	200

Loss Before Income Taxes	(195)

Provision for Income Taxes	—

Net Loss	$(195)

Earnings (loss) per share, basic and diluted	$(0.35)

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

For the Period from April 29, 2003 (Inception) to June 30, 2003

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive (Loss)	Total
Balance—April 29, 2003	561,137	$6	$5,401	$(439)	$—	$—	$4,968

Comprehensive income:
Net loss	—	—	—	(195)	—	(195)	(195)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(1)	(1)	(1)

Total comprehensive (loss):	—	—	—	—	—	(196)	—

Balance—June 30, 2003	561,137	$6	$5,401	$(634)	$(1)		$4,772

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the Period from April 29, 2003 (Inception) to June 30, 2003
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(195)
Provision for loan losses	10
Depreciation and amortization	2
Amortization of bond (discounts) and premiums	1
Changes in:
Interest receivable	(7)
Other assets	(66)
Interest payable	4

Net cash (used in) operating activities	(251)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(5,708)
Purchase of property and equipment	(554)
Net increase in loans	(1,191)

Net cash (used in) investing activities	(7,453)

Cash Flows From Financing Activities
Net increase in non-interest bearing depostis	645
Net increase in interest bearing deposits	2,923

Net cash provided by financing activities	3,568

Net (decrease) in cash and cash equivalents	$(4,136)

Cash and Cash Equivalents
Beginning	4,968

Ending	$832

Supplemental Disclosures of Cash Flow Information,
cash payments for interest	$1

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.    Nature of Business Activities and Significant Accounting Policies

Business

CNB Bancorp, Inc. (the Company or CNB) is a Virginia bank holding company with a wholly owned subsidiary, Citizens National Bank (the Bank). The Bank is a national bank under the laws of the United States located in Windsor, Virginia. On April 28, 2003, the Bank received final notification from the Office of the Comptroller of Currency to commence operations on April 29, 2003.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all intercompany accounts and transactions have been eliminated. These statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

During organization, the Company’s operations, pre-opening expenses and capital costs from April 23, 2001 through the opening of the Bank were funded by and conducted through CNB Bancorp, LLC (the LLC), a limited liability company formed by the Company’s organizing directors. The Company closed it public offering to sell shares of its common stock at $10 per share on December 31, 2002. The offering raised $5.4 million, net of offering expenses. Upon opening the Bank, the Company used the offering proceeds to reimburse the LLC and the LLC was dissolved. The amount of the pre-opening expenses paid by the LLC was $439,000 and represents the opening retained deficit balance on the consolidated statement of shareholders’ equity. The proceeds of the offering, net of stock offering costs, are shown as the beginning balances of common stock and additional paid-in capital on the consolidated statement of shareholders’ equity. The proceeds of the offering net of offering costs and pre-opening expenses totaled $4.97 million and are shown as the beginning cash balance on the consolidated statement of cash flows.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company for the period ending June 30, 2003, and results of operations, changes in shareholders’ equity and cash flows for the period from April 29, 2003 (date of inception) to June 30, 2003. The statements should be read in conjunction with the Notes to Financial Statements included in CNB Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2.    Net Loss Per Common Share

Net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering totaling $561,137, which are considered outstanding for the entire period. The net loss per share for the period from April 29,2003 to June 30, 2003 was $.35.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CNB Bancorp, Inc. (the Company or CNB) was organized on November 12, 2001 to serve as a holding company for Citizens National Bank (the Bank). Since its organization, CNB’s main activities have been centered on organizing the Bank, completing the regulatory process of organizing the Bank and raising equity capital through CNB’s initial public offering.

CNB’s operations from April 23, 2001 through the opening of Citizens National Bank, which occurred on April 29, 2003, were funded by and conducted through CNB Bancorp, LLC, a limited liability company formed by the organizing directors.

Citizens National Bank received final approval from the Office of the Comptroller of Currency (OCC) on April 28, 2003 and began operations on April 29, 2003. CNB invested capital of $5.25 million in Citizens National Bank immediately prior to the Bank’s opening, acquiring 100% of the Bank’s stock. CNB and Citizens National Bank reimbursed CNB Bancorp, LLC for the respective amounts of its expenditures allocable to CNB and Citizens National Bank.

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matter that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance in the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

The Company evaluates various loans individually for impairments required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses. This estimate of losses is compared to the allowance for loans and lease losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Financial Condition

At June 30, 2003, CNB Bancorp, Inc. had total assets of $8.3 million. These assets consisted principally of cash and cash equivalents of $832,000, $5.7 million in securities available for sale, $1.2 million in loans, and $552,000 in premises and equipment, net of accumulated depreciation.

Liabilities at June 30, 2003 were $3.6 million, consisting primarily of non-interest bearing deposits and interest bearing deposits, $645,000 and $2.9 million, respectively.

Results of Operations

CNB Bancorp, Inc. had a net loss of $195,000 for the period from April 29, 2003 (Inception) to June 30, 2003. This loss resulted from normal operating expenses incurred in connection with the opening activities of the Bank. These expenses included, but were not limited to, personnel and occupancy and equipment. Interest income for the period was $19,000. As the Bank did not begin its operations until April 29, 2003, it had limited operations from which to generate revenues.

Liquidity and Interest Rate Sensitivity

CNB raised $5.4 million, net of offering expense of $205,000, in its initial public offering. The Company used these funds to purchase 100% of the shares of the Bank for $5.25 million and for working capital. CNB believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that CNB will achieve any particular level of profitability.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on net interest income. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks.

We will evaluate regularly the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To manage effectively the balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

As the Bank’s operations grow, we will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s Asset and Liability Management Committee will meet on a quarterly basis to develop a strategy for the upcoming period. The committee’s strategy will include anticipating future interest rate movements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. We can obtain these funds by converting assets to cash, by attracting new deposits, or by seeking alternate sources of funding such as those provided by the Federal Home Loan Bank. The Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity.

Recent Accounting Pronouncementsy

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative

Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

ITEM 3.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	On April 28, 2003, the registrant received $5.4 million in net proceeds from the sale of 561,137 shares of its common stock in connection with its initial public offering. The shares sold in the registrant’s initial public offering were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. Since receipt of the offering proceeds, the Registrant has used $5.25 million for the purchase of 100% of the capital stock of Citizens National Bank (Windsor, Virginia). Costs related to the organization of the registrant and the registration of its common stock, along with reimbursement of fixed asset costs, repayment of a line of credit, and reimbursement of advances from affiliates, were also paid from the net proceeds of the offering. The remainder of the net proceeds were invested or used for other working capital purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent action dated April 22, 2003, the sole shareholder of the registrant reelected Douglas A. Chesson, J. Larry Darden, James E. Laine, G. Stewart Tyler, and Michael G. Smith as Class I directors of the registrant.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.
10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)
10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)
10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)
10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)
10.5	Operating Agreement of CNB Bancorp, LLC. (1)

Exhibit Number	Exhibit
10.6	Form of Organizing Director Contribution Agreement. (1)
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC. (Registrant)

DATE: August 11, 2003	BY:	/s/ DOUGLAS A. CHESSON
Douglas A. Chesson
President and Chief Executive Officer

DATE: August 11, 2003	BY:	/s/ ELIZABETH T. BEALE
Elizabeth T. Beale
Chief Financial Officer