Form 10QSB
period 2003-09-30
CNB BANCORP INC/VA
filed 2003-11-13
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 4, 2003, 561,137 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

INDEX

			Page No.
PART I.		FINANCIAL INFORMATION

	Item 1 -	Financial Statements of CNB Bancorp, Inc.	1

		Consolidated Balance Sheet at September 30, 2003 (unaudited)	1

		Consolidated Statements of Operations (unaudited) for the quarter ended September 30, 2003 and the Period From April 29, 2003, Date of Inception, to September 30, 2003	2

		Consolidated Statement of Shareholders’ Equity (unaudited) for the Period From April 29, 2003, Date of Inception, to September 30, 2003	3

		Consolidated Statement of Cash Flows (unaudited) for the Period From April 29, 2003, Date of Inception, to September 30, 2003	4

		Notes to Consolidated Financial Statements (Unaudited)	5-6

	Item 2 -	Management’s Discussion and Analysis or Plan of Operations	7-10

	Item 3. -	Controls and Procedures	11

PART II.		OTHER INFORMATION

	Item 1 -	Legal Proceedings	12

	Item 2 -	Changes in Securities and Use of Proceeds	12

	Item 3 -	Defaults Upon Senior Securities	12

	Item 4 -	Submission of Matters to a Vote of Security Holders	12

	Item 5 -	Other Information	12

	Item 6 -	Exhibits and Reports on Form 8-K	12

	Signatures		13

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(Dollars in thousands)

September 30, 2003
Assets
Cash and due from banks	$367
Federal funds sold	33
Securities available-for-sale, at fair value (amortized cost of $6,507 on September 30, 2003)	6,489
Loans, net of allowance for loan losses of $28	3,604
Premises and equipment, net	756
Other assets	92

Total assets	$11,341

Liabilities and Shareholders’ Equity

Liabilities
Non-interest bearing deposits	$935
Interest bearing deposits	5,851

Total deposits	6,786

Accrued interest payable	10
Other liabilities	4

Total liabilities	6,800

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 561,137 issued and outstanding at September 30, 2003	6
Additional paid-in capital	5,401
Retained earnings (deficit)	(848)
Accumulated other comprehensive (loss)	(18)

Total shareholders’ equity	4,541

Total liabilities and shareholders’ equity	$11,341

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30, 2003	For the Period from April 29, 2003 (Inception) to September 30, 2003
Interest Income
Loans	$39	$45
Investment securities, taxable	17	19
Federal funds sold and other	9	20

Total Interest Income	65	84

Interest Expense,
Deposits	27	33

Total Interest Expense	27	33

Net Interest Income	38	51

Provision for Loan Losses	18	28

Net Interest Income after Provision for Loan Losses	20	23

Non-Interest Income
Service charges on deposit accounts	1	1
Other fees and commissions	4	5
Other income	1	2

Total Non-Interest Income	6	8

Non-Interest Expense
Personnel	112	210
Occupancy and equipment	31	62
Professional fees	9	26
Advertising	10	21
Computer services	26	30
Other	52	91

Total Non-Interest Expense	240	440

(Loss) Before Income Taxes	(214)	(409)
Provision for Income Taxes	—	—

Net (Loss)	$(214)	$(409)

Earnings (loss) per share, basic and diluted	$(0.38)	$(0.73)

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

For the Period from April 29, 2003 (Inception) to September 30, 2003

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehen- sive (Loss)	Comprehen- sive (Loss)	Total
Balance - April 29, 2003	561,137	$6	$5,401	$(439)	$—		$4,968
Comprehensive income:
Net loss	—	—	—	(409)	—	$(409)	(409)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(18)	(18)	(18)

Total comprehensive (loss):	—	—	—	—	—	$(427)	—

Balance - September 30, 2003	561,137	$6	$5,401	$(848)	$(18)		$4,541

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the Period from April 29, 2003 (Inception) to September 30, 2003
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(409)
Provision for loan losses	28
Depreciation and amortization	18
Discount accretion on securities	(1)
Changes in:
Interest receivable	(30)
Other assets	(63)
Interest payable	10
Other liabilities	4

Net cash (used in) operating activities	(443)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(10,558)
Proceeds from calls and maturities of available-for-sale securities	4,050
Purchase of property and equipment	(771)
Net increase in loans	(3,632)

Net cash (used in) investing activities	(10,911)

Cash Flows From Financing Activities
Net increase in non-interest bearing depostis	935
Net increase in interest bearing deposits	5,851

Net cash provided by financing activities	6,786

Net (decrease) in cash and cash equivalents	$(4,568)

Cash and Cash Equivalents
Beginning	4,968

Ending	$400

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$23

Change in unrealized (loss) on available for sale securities	$(18)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company for the period ending September 30, 2003, and results of operations, changes in shareholders’ equity and cash flows for the period from April 29, 2003 (date of inception) to September 30, 2003. The statements should be read in conjunction with the Notes to Financial Statements included in CNB Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Net Loss Per Common Share

Net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering totaling 561,137, which are considered outstanding for the entire period. The net loss per share for the period from April 29, 2003 to September 30, 2003 was $.73. For the quarter ended September 30, 2003, the net loss per share was $.38.

Note 3. Loans

The consolidated loan portfolio is composed of the following:

(Dollars in thousands)	September 20, 2003	Percentage
Loans secured by real estate:
Construction and land development	$246	6.77%
Secured by 1-4 family residential	356	9.80%
Nonfarm, nonresidential	976	26.87%
Loans to farmers (except those secured by real estate)	7	0.19%
Commercial loans (except those secured by real estate)	1,284	35.35%
Loans to individuals (except those secured by real estate)	763	21.01%
Total loans	$3,632	100.00%

Less: Allowance for loan losses	28

Loans, net	$3,604

At September 30, 2003, CNB had no loans classified as non-accrual or impaired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution Regarding Forward Looking Statements

Various statements contained in this quarterly report on Form 10-QSB and the exhibits to this quarterly report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). In addition, various statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:

•	projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items;

•	statements of plans and objectives of the Company or its management or board of directors, including those relating to products or services;

•	statements of future economic performance; and

•	statements of assumptions underlying such statements.

Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of new products and services and the overall value of these products and services to users;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	acquisitions;

•	the ability to increase market share and control expenses;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;

•	changes in the Company’s organization, compensation and benefit plans;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and

•	the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which a statement is made.

General Information

CNB Bancorp, Inc. (the Company or CNB) was organized on November 12, 2001 to serve as a holding company for Citizens National Bank (the Bank). Other than its investment in the Bank, the Company has not other material asset, nor does it conduct any other business activity.

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

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans losses. This estimate of losses is compared to the allowance for loans losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Financial Condition

At September 30, 2003, CNB Bancorp, Inc. had total assets of $11.3 million. These assets consisted principally of cash and cash equivalents of $400,000, $6.5 million in securities available for sale, $3.6 million in loans, and $756,000 in premises and equipment, net of accumulated depreciation.

Liabilities at September 30, 2003 were $6.8 million, consisting primarily of non-interest bearing deposits and interest bearing deposits, $935,000 and $5.8 million, respectively.

Capital Resources

At September 30, 2003, consolidated stockholders’ equity was $4.5 million or 40.0% of total assets compared to $5.0 or 97% of total assets at April 29, 2003 (date of inception). The Company’s common stock had a tangible book value of $10 per share at September 30, 2003 and April 29, 2003.

The Bank and the Company are subject to the capital requirements of the OCC and the Federal Reserve, respectively. The OCC and Federal Reserve have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be “adequately capitalized,” all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, which is essentially common shareholders’ equity less intangible assets).

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2003 compared to minimum ratios required by regulation.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2003:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$4,587	78%	$469	8%	N/A	N/A
Bank	$4,408	75%	$471	8%	$589	10%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$4,559	78%	$234	4%	N/A	N/A
Bank	$4,380	74%	$236	4%	$353	6%
Tier 1 Capital (to Average Assets)
Consolidated	$4,559	45%	$403	4%	N/A	N/A
Bank	$4,380	43%	$403	4%	$504	5%

Results of Operations

CNB had a net loss of $409,000 for the period from April 29, 2003 (Inception) to September 30, 2003. This loss resulted from normal operating expenses incurred in connection with the opening activities of the Bank. These expenses included, but were not limited to, personnel and occupancy and equipment. Interest income for the period was $84,000. As the Bank did not begin its operations until April 29, 2003, it had limited operations from which to generate revenues.

For the quarter ended September 30, 2003, CNB had a net loss of $214,000. Total interest income and total interest expense for the three month period was $65,000 and $38,000, respectively. Total non-interest income for the quarter was $6,000, consisting primarily of other fees and commissions. For the same period, total non-interest expense was $240,000. Personnel expense and occupancy and equipment expense accounted for 46.7% and 12.9% of non-interest expense, respectively.

Liquidity and Interest Rate Sensitivity

CNB raised $5.4 million, net of offering expense of $205,000, in its initial public offering which was closed December 31, 2002. The Company used these funds to purchase 100% of the shares of the Bank for $5.25 million and for working capital. CNB believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that CNB will achieve any particular level of profitability.

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

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

ITEM 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.	CHANGES IN SECURITIES

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Construction Agreement dated August 20, 2003 by and between Turn-Key Financial Builders, Inc. and Citizens National Bank.

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: November 13, 2003	BY:	/s/ Douglas A. Chesson
Douglas A. Chesson
President and Chief Executive Officer

DATE: November 13, 2003	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer