Form 10KSB
period 2003-12-31
CNB BANCORP INC/VA
filed 2004-03-29
CIK 1162638

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 333-74250

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $225,000.

The aggregate market value of common stock held by non-affiliates (shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2004 was $4,777,776. This calculation is based upon an estimate of the fair market value of the Company’s common stock at $12.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 15, 2004, 561,137 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CNB Bancorp, Inc. (the “Company” or “CNB”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

CNB Bancorp, Inc.

CNB was incorporated as a Virginia corporation on November 12, 2001, to serve as a bank holding company that holds all of the outstanding capital stock of Citizens National Bank (the “Bank”), a nationally chartered bank located in Windsor, Virginia. Other than its investment in the Bank, the Company has no other material asset, nor does it conduct any other business activity.

During organization, the Company’s operations, pre-opening expenses and capital costs from April 23, 2001 through the opening of the Bank were funded by and conducted through CNB Bancorp, LLC (the “LLC”), a limited liability company formed by the Company’s organizing directors. The Company closed its public offering on December 31, 2002. The offering raised $5.4 million, net of offering expenses. Upon opening the Bank, the Company and the Bank used part of the offering proceeds to reimburse the LLC for operational and pre-opening expenses related to the Company and the Bank and the LLC was subsequently dissolved. The amount of the pre-opening expenses paid by the LLC was $439,000 and represents the opening retained deficit balance on the consolidated statement of shareholders’ equity. The proceeds of the offering, net of stock offering costs, are shown as the beginning balances of common stock and additional paid-in capital on the consolidated statement of shareholders’ equity. The proceeds of the offering net of offering costs and pre-opening expenses totaled $4.97 million and are shown as the beginning cash balance on the consolidated statement of cash flows.

We have chosen this holding company structure because we believe it will provide flexibility that would not otherwise be available to us. Subject to Federal Reserve debt guidelines, through a holding company structure, we can assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, a holding company may engage in activities that are financial in nature or incidental or complementary to a financial activity including some insurance transactions, real estate development activities and merchant banking activities, which a bank may not do. Although we do not presently intend to engage in these types of activities, we will be able to do so with a proper notice or filing to the Federal Reserve if we believe that there is a need for these services in our market area and that these activities could be profitable.

Citizens National Bank

Citizens National Bank received final approval to become a national bank from the Office of the Comptroller of Currency (OCC) on April 28, 2003 and began operations on April 29, 2003. CNB invested capital of $5.25 million in Citizens National Bank immediately prior to the Bank’s opening, acquiring 100% of the Bank’s stock. From this initial capital infusion from the Company, the Bank reimbursed CNB Bancorp, LLC for the respective amounts of its pre-opening expenses.

Market Area and Competition. Our primary service area consists of the 15-mile radius surrounding our main office location in the Town of Windsor, Virginia. This area includes all of the County of Isle of Wight, the Cities of Franklin and Suffolk, and portions of Southampton, Surry and Sussex Counties.

Isle of Wight County and the adjacent City of Suffolk are growing marketplaces that we believe will support the expected growth of Citizens National Bank. Isle of Wight County grew 18.7% during the last ten years, increasing its population from 25,053 in 1990 to 29,728 in 2000. Given its consistent economic base, which includes five industrial parks, we believe that Isle of Wight County is positioned to continue its growth trend during the next ten years.

As of December 31, 2003, our primary service area was serviced by 13 financial institutions with 28 banking offices, and there was only one bank operating in the Town of Windsor. Almost all of the institutions operating within our primary service area are large national, regional or super-regional banks. With the exception of two local banks, Farmers Bank and SuffolkFirst Bank, none of these financial institutions are headquartered in our primary service area.

All of our competitors have substantially greater resources and lending limits than Citizens National Bank has and provide other services, such as extensive and established branch networks and trust services, which we either do not expect to provide or will not provide initially. As a result of these competitive factors, Citizens National Bank may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers.

Lending Policy. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2003, the Bank’s loan portfolio was comprised of the following:

Loan Classification	Percentage of Total Loans

Real estate-related loans	49.2%

Commercial loans	30.9%

Consumer loans	19.9%

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer’s lending authority, an officer with a higher lending limit or the Bank’s director loan committee determines whether to approve the loan request. As part of its lending policy, the Bank does not make loans to its directors or executive officers unless a majority of its disinterested board members approves the loan and the terms of the loan are no more favorable than would be available to any other borrower similarly situated.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s capital and surplus; or

•	25% of its capital and surplus if the excess over 15% is within federal guidelines, which provides an exception to the 15% limit for debt secured by readily marketable collateral, as defined by OCC regulations.

The Bank complies with the statutory lending limits, as described above. The Bank’s legal lending limits will increase or decrease as the Bank’s capital increases or decreases as a result of, among other reasons, its earnings or losses. The Bank may sell loan participations to other financial institutions to meet the needs of customers requiring loans above these limits.

Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and non-farm, non-residential loans secured by real estate. The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 80%.

For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. The Bank also offers home equity lines of credit, which equaled approximately 3.4% of the Bank’s total loans, as of December 31, 2003, and have interest rate terms that are variable rather than fixed.

As of December 31, 2003, approximately 16.0% of the Bank’s real estate-related loans had interest rate terms that are variable or carried a term of 12 months or less. Additionally, the terms of the Bank’s real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder’s ability to sell the home to a buyer, the buyer’s ability to obtain permanent financing and the construction project’s ability to produce income in the interim.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to medium-size businesses whose demands for funds fall within the legal lending limits of the Bank. The Bank’s commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank’s commercial loans as of December 31, 2003, approximately 82.7% were adjustable-rate loans or mature within one year and 17.3% had maturities extending beyond 12 months but less than 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Almost all of the Bank’s consumer loans are fixed rate loans generally with maturities ranging from 3 to 5 years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

Investments. In addition to its loan operations, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. The Bank also may invest in certificates of deposits in other financial institutions. The amount invested in such time deposits, as viewed on an institution by institution basis, would not exceed $100,000. Therefore, the amounts invested in certificates of deposit are fully insured by the FDIC. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank’s investment policies.

Deposits. The Bank’s core deposits include checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. The Bank’s primary sources of deposits are residents of, and businesses and their employees located in Isle of Wight County. The Bank has obtained its deposits primarily through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. We plan to continue generating deposits by offering competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or fund transfer services.

Other Banking Services. In addition to its lending and deposit products and services, the Bank offers mortgage brokering, debit cards, travelers’ checks, notary public, wire services and other traditional bank services to its customers. With the completion of the permanent main office building, the Bank also provides safe deposit box rental and ATM services.

Asset and Liability Management. The Bank has established an asset and liability management committee to manage its assets and liabilities. The goal of this committee is to maintain an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that the Bank has adopted. The committee also attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, the committee charts the Bank’s assets and liabilities on a matrix by maturity and interest adjustment period and attempts to manage any gaps in maturity ranges.

Employees. As of December 31, 2003, the Bank has a total of 10 full time equivalent employees. CNB does not have any employees who are not also employees of Citizens National Bank.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

The Company owns all of the capital stock of the Bank; therefore, it is a bank holding company under the Bank Holding Company Act of 1956. As a result, the Company will be primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company registered under the Virginia Banking Act, the Virginia Bureau of Financial Institutions, a division of the Virginia State Corporation Commission, will also regulate and monitor all significant aspects of the Company’s operations.

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

Our common stock will be subject to registration under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not yet elected to become a financial holding company at this time.

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

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Virginia law, the Bank may open branch offices throughout Virginia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank will generally be able to acquire existing banking operations in Virginia. Furthermore, federal legislation has been passed which permits interstate branching. These laws permit out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly.

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

The Bank’s loan operations are subject to federal laws applicable to credit transactions, such as the:

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

The deposit operations of the Bank are subject to:

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

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company’s consolidated total assets do not exceed $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, the consolidated ratio of total capital to risk-weighted assets was 55.6% and the consolidated ratio of Tier 1 Capital to risk-weighted assets was 54.9%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, the consolidated leverage ratio was 35.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

Prior to the effective date of the FCRA Amendments, the Company and its subsidiary will implement policies and procedures to comply with the new rules.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. The Company and its subsidiary also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring the Bank [and its securities broker-dealer affiliate] to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiary implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

Selected Statistical Information

The Bank has been open for business eight months. As a result, the Company’s historical financial information is limited and is insufficient to cause the selected statistical information required under the Securities Act to be meaningful. Consequently, the selected statistical information has been omitted. For information concerning the Company’s historical financial performance, see “Part II-Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II-Item 7. Financial Statements” of this Form 10-KSB.

ITEM 2.	DESCRIPTION OF PROPERTIES

Banking operations began in the second quarter of 2003 at a temporary modular facility that is located on the site for our permanent office building, located at 11407 Windsor Blvd., Windsor, Virginia. We leased the modular facility at a monthly rate of approximately $4,500 until the completion of the construction of our permanent facility. Construction of our permanent office building, with approximately 7,000 square feet of finished office space with space for expansion, began in August, 2003. We began operations in the permanent office building during March 2004.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of holders of the Company’s securities during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

In December 2002, the Company completed its initial public offering of its common stock. This offering was registered under the Securities Act of 1933, and raised $5.4 million in net proceeds through the sale of 561,137 shares of common stock. Out of the net proceeds of the offering, $5.25 million was used to capitalize the Bank in exchange for 100% of its outstanding common stock as required by the Bank’s primary regulator. No unregistered securities of the Company were sold or issued during the period covered by this Report.

There is currently no public trading market for the Company’s common stock. To the Company’s knowledge, the last price at which our stock was sold was $12.00 per share on February 19, 2004. As of December 31, 2003, we had approximately 910 shareholders of record.

To date, the Company has not paid cash dividends on its common stock. The Company’s board of directors currently intends to retain earnings to support future operations and therefore do not anticipate paying cash dividends in the foreseeable future. All of the Company’s outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of CNB. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Overview

The Company is headquartered in Windsor, Virginia and conducts its primary operations through its wholly owned subsidiary, Citizens National Bank. The Bank is a community bank serving Isle of Wight County and the surrounding areas of Suffolk and Southampton County with one full service branch.

Like most financial institutions, our profitability depends largely upon net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Our results of operations are also affected by our provision for loan losses; non-interest expenses, such as salaries, employee benefits, and occupancy expenses; and non-interest income, such as mortgage loan fees and service charges on deposit accounts.

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2003 was characterized by steady low interest rates intended to stabilize the economy and stimulate industrial economic growth. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

The Company began operations on April 29, 2003. By December 31, 2003, total assets were $13.5 million, consisting primarily of securities of $6.3 million, loans, net of allowance for loan losses, of $5.5 million and premises and equipment of $1.3 million. Total deposits at December 31, 2003 were $9.0 million, of which $7.9 million were interest bearing. For the period from April 29, 2003 to December 31, 2003, the Company has a net operating loss of $592,000.

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

Presented below is a discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5, Accounting for Contingencies. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

Accounting for Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting or the provision for loan losses and its net operating loss carryforwards. Since the Company has only been in operation since April 29, 2003 and has not shown a profit since opening, it is management’s opinion that it is prudent at this time to only recognize the deferred tax asset to the extent that income tax benefits are realized. The Company feels since it does not have a proven earnings record, that it is more likely than not that some portion of the deferred tax asset may not be realized.

Results of Operations

Net Income(Loss)

It is normal for new banks to experience operating losses in their formative years through start up and operating expenses. Eight months of operations resulted in net (loss) from operating activities of $592,000 for the period ended December 31, 2003. This created a loss per basic and diluted share of ($1.06). Return on average assets (ROA) measures how effectively CNB employs its assets to produce net income. For the period from inception to December 31, 2003, ROA was (8.65%). Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE for the same period was (18.88%). Average equity to average assets was 45.8% at December 31, 2003.

TABLE 1: Average Balances, Interest Income and Expense, Yields and Rates

The following table shows the average balance sheet for the year ended December 31, 2003. In addition, the amount of interest earned on earning assets, with related yields and interest on interest bearing liabilities, together with rates, is shown.

(Dollars in thousands)	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE(1)
Assets:
Securities, taxable	$2,803	$50	2.64%
Loans	2,845	123	6.39%
Federal funds sold	3,472	24	1.02%

Total earnings assets	9,120	$197	3.19%
Less: Allowance for loan losses	(19)
Total non-earning assets	1,018

Total Assets	$10,119

Liabilities and shareholders’ equity:
Interest bearing deposits:
Checking	$335	$2	0.88%
Money market savings	530	4	1.12%
Regular savings	356	3	1.25%
Time Deposits:
$100,000 and over	1,029	21	3.02%
Under $100,000	2,389	44	2.72%

Total interest bearing deposits	4,639	$74	2.36%
Non-interest bearing liabilities:
Demand deposits	831
Other liabilities	15

Total liabilities	5,485
Shareholders’ equity	4,634

Total Liabilities and Shareholders’ equity	$10,119

Net interest income		$123

Interest rate spread			0.83%

Interest expense to average earning assets			1.20%

Net interest margin			1.99%

(1)	The yields/rates have been computed and annualized based upon the commencement of operations on April 29, 2003.

Net Interest Income

Net interest income, CNB’s primary source of consolidated earnings, is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. As the Bank did not begin its operations until April 29, 2003, it had limited operations from which to generate revenues. Other factors affecting net interest income included paying higher interest rates to attract depositors and extending credit with lower interest rates to attract borrowers. For the period from April 29, 2003 to December 31, 2003, interest income and interest expense were $197,000 and $74,000, respectively. Interest expense was adjusted by $5,000 for financial statement purposes to reflect the capitalization of interest on the construction of the new banking facility during the period.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this and continues to review and consider areas where non-interest income can be increased. Fees generated from non-

sufficient fund/overdraft accounts represented $16,000 of income in other fees and commissions. During the fourth quarter of 2003, the Bank began brokering fixed rate mortgages, which provided $2,000 of other operating income. The other main source of other operating income was generated from shares owned in a local title insurance agency. The Company anticipates higher non-interest income in 2004, resulting from the addition of safe deposit boxes, an ATM, and mortgage broker fees.

TABLE 2: Non-Interest Income

(Dollars in thousands)	Period Ended December 31, 2003
Service charges on deposit accounts	$2
Other fees and commissions	17
Other operating income	9

Total non-interest income	$28

Non-Interest Expense

Improving operating efficiency is as important to management as enhancing non-interest income. Higher non-interest expenses are expected during the first years of operation. Non-interest expenses incurred during 2003 anticipated to decrease in future years include occupancy expense, professional fees, advertising and other expenses such as training and stationary and printing. Occupancy expense is expected to decrease in the second quarter of 2004 with the completion of the permanent main office building. In 2003, the Company held two leases on temporary offices, which were terminated in March, 2004. Professional fees and advertising expenses are also anticipated to decrease in 2004 as a compared to 2003, a result of continuing operation, not start-up operation. Costs for training and stationary and printing represented $18,000 and $14,000, respectively, of other operating expenses.

TABLE 3: Non-Interest Expense

(Dollars in thousands)	Period Ended December 31, 2003
Personnel	$351
Occupancy and equipment	87
Professional fees	45
Advertising	29
Computer services	51
Other operating expenses	129

Total non-interest expense	$692

Summary of Loan Loss Experience

The allowance for loan losses is an estimate of the amount that will be adequate to provide for potential losses in CNB’s loan portfolio. Management’s methodology in evaluating the adequacy of the allowance for loan losses considers potential specific losses, as well as the volume, growth and composition of the loan portfolio. Once past loan loss experience has been established, it will also be included in the evaluation. General economic trends as well as any conditions affecting individual borrowers may also affect the level of loan losses. The allowance is periodically examined by bank regulators for adequacy. Examiners take into account factors such as the methodology used to calculate the allowance and the size of allowance in comparison to peer financial institutions.

CNB’s Loan Committee and Board of Directors review problem loans monthly, including their effect on the allowance for loan losses. In management’s opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the loan portfolio. CNB’s management continually evaluates the adequacy of the allowance for loan losses, and changes in the provision are based on the analyzed inherent risk of the loan portfolio. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table summarizes loans charged off, recoveries of loans previously charged off and additions to the reserve that have been charged to operating expense for the periods indicated. We have no lease financing or foreign loans.

TABLE 4: Allowance for Loan Losses

(Dollars in thousands)	Period Ended December 31, 2003
Allowance, beginning of period	$—
Provision for loan losses	56

Total provision for loan losses	56
Loans charged off	—
Recoveries of loans previously charged off	—

Allowance, end of period	$56

The allocation of the allowance at December 31, 2003 and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 5: Allocation of Allowance for Loan Losses

(Dollars in thousands)	Allowance for Loan Losses	Percent of Loan in Category to Total Loans
Commercial and industrial	$11	30.89%
Real estate commercial	11	29.31
Real estate consumer	5	19.87
Consumer installment	9	19.93
Unallocated	20	N/A

Balance, December 31	$56	100.00%

Financial Condition

Summary

A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining profitability while maintaining an acceptable level of risk. At December 31, 2003, the Company had $13.5 million in total assets. Interest-earning assets and interest-bearing liabilities were $12.0 million and $7.9 million, respectively.

Loan Portfolio

CNB’s loan portfolio is its largest and most profitable component of earning assets, totaling 46.4% of interest-earning assets at December 31, 2003. The Company, through the bank, engages in a wide range of lending activities, which include one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. CNB continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.

TABLE 6: Loan Portfolio

(Dollars in thousands)	December 31, 2003
Commercial and industrial	$1,721
Real estate construction	109
Real estate mortgage:
Residential (1-4 family)	809
Home equity lines	189
Non-farm, non-residential (1)	1,630
Agricultural	3
Consumer installment	1,111

Total loans	$5,572

Non-farm, non-residential loans are typically owner-occupied commercial buildings. At December 31, 2003, non-farm, non-residential loans were 29.3% of the total portfolio. Commercial, industrial and agricultural loan portfolio consists of secured and unsecured loans to small businesses, comprising 30.9% of the total portfolio.

CNB’s unfunded loan commitments totaled $909,000 at December 31, 2003.

The following table reflects the maturity distribution of selected loan categories at December 31, 2003.

TABLE 7: Remaining Maturities of Selected Loan Categories

(Dollars in thousands)	Commercial and Industrial, Agricultural	Real Estate - Construction
Variable Rate:
Within 1 year	$1,059	$—
1 to 5 years	125	—
After 5 years	—	—
Fixed Rate:
Within 1 year	241	9
1 to 5 years	299	100
After 5 years	—	—

Total Maturities	$1,724	$109

Loans are placed on non-accrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that may require that additional provision for loan losses be charged against earnings. For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (OREO) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

Nonperforming assets consist of non-accrual loans, loans restructured due to debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure and repossession. Non-accrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Loans, whether secured or unsecured, are generally placed on non-accrual status when principal and/or interest is 90 days or more past due, or sooner if it is known or expected that the collection of all principal and/or interest is unlikely. Any loan past due 90 days or more, if not classified as non-accrual based on a determination of collectibility, is classified as a past-due loan. Other real estate owned is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

At December 31, 2003, the Company did not have any nonperforming assets, loans classified for regulatory purposes as loss or doubtful, delinquent loans, or other real estate owned. There were no other loans classified for regulatory purposes as substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in our primary service area. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions of our primary service area. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2003.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Securities Portfolio

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity. Table 8 presents information pertaining to the composition of the securities portfolio. CNB manages its investment portfolio consistent with established policies that include guidelines for maturity distribution, rate sensitivity, and liquidity needs. The investment portfolio consists of securities available for sale, which may be sold in response to established policies. These securities are carried at estimated fair value, which was $6.3 million at December 31, 2003.

TABLE 8: Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$2,800	$2,799	0.95%
Maturing within 1 to 5 years	3,350	3,319	2.89
Maturing after 5 years	—	—	—

Total U.S. government agencies and corporations	6,150	6,118	2.00

Other securities, restricted:
Maturing within 1 year	—	—	—
Maturing within 1 to 5 years	—	—	—
Maturing after 5 years	162	162	5.93

Total other securities, restricted	162	162	5.93

Total securities:
Maturing within 1 year	2,800	2,799	0.95
Maturing within 1 to 5 years	3,350	3,319	2.89
Maturing after 5 years	162	162	5.93

Total Maturities	$6,312	$6,280	2.11%

Deposits

Deposits are an important funding source and primary supply of CNB’s growth. The Company’s strategy has been to increase its core deposits at the same time that it controls its cost of funds. CNB’s deposit base is comprised of demand deposits, savings and money market accounts, time deposits and individual retirement accounts. These deposits are provided by individuals and businesses located within the communities served.

Table 9 presents the average deposit balances and average rates paid for the period ended December 31, 2003. Table 10 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2003.

TABLE 9: Average Deposits and Rates Paid

	December 31, 2003
(In thousands)	Amount	Rate
Non-interest bearing deposits	$831

Interest bearing accounts:
Interest checking	335	0.88%
Regular savings	356	1.25
Money market accounts	530	1.12
Time deposits:
$100,000 and greater	1,029	3.02
Under $100,000	2,389	2.72

Total interest bearing deposits	4,639	2.36%

Total	$5,470

TABLE 10: Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2003	$—	$202	$200	$1,344	$1,746	19.38%

Liquidity and Interest Rate Sensitivity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year. As a result of CNB’s management of liquid assets and the ability to generate liquidity through liability funding, management believes CNB maintains overall liquidity sufficient to satisfy its deposit’s requirements and meet its customers’ credit needs.

Although maintaining and increasing deposits will serve as the primary source of liquidity, CNB maintains additional sources of liquidity through a federal funds line with Community Bankers Bank. The Company did not have to purchase federal funds at any time during 2003. At December 31, 2003, cash, federal funds sold, securities available for sale, and loans maturing within one year were 99.8% of total deposits and liabilities.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The primary technique for managing interest rate risk exposure is management of the interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated to mature or re-price within that same time period. During a period of rising interest rates, a “positive gap” implies that net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In a period of falling interest rates, the opposite effect on net income is likely to occur. Table 11 sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2003.

TABLE 11: Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$2,799	$—	$3,319	$162	$6,280
Loans	1,933	789	2,378	472	5,572
Federal funds sold	148	—	—	—	148

Total	$4,880	$789	$5,697	$634	$12,000
Cumulative totals	$4,880	$5,669	$11,366	$12,000
Interest Bearing Liabilities
Interest checking (1)	$586	$—	$—	$—	$586
Savings (1)	537	—	—	—	537
Money Market (1)	955	—	—	—	955
Time Deposits	739	1,821	3,242	—	5,802

Total	$2,817	$1,821	$3,242	$—	$7,880
Cumulative totals	$2,817	$4,638	$7,880	$7,880

Interest sensitivity gap	$2,063	$(1,032)	$2,455	$634	$4,120
Cumulative interest sensitivity gap	$2,063	$1,031	$3,486	$4,120
Cumulative interest sensitivity gap to total interest earning assets	17.19%	8.59%	29.05%	34.33%

(1)	Non-maturity, interest sensitive, deposits are classified as repriceable within 0-3 months, under the assumption that rates are subject to change weekly, at the discretion of management.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. Management reviews the adequacy of capital on an ongoing basis and seeks to maintain a structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

At December 31, 2003, consolidated shareholders’ equity was $4.3 million or 32.1% of total assets compared to $5.0 or 97% of total assets at April 29, 2003 (date of inception). The Company’s common stock had a tangible book value of $7.74 per share at December 31, 2003.

TABLE 12: Capital Analysis

(In thousands)	December 31, 2003
Tier 1 Capital:
Common stock	$6
Capital surplus	5,401
Retained earnings (deficit)	(1,031)

Total Tier 1 capital	4,376
Tier 2 Capital:
Allowance for loan losses	56

Total risk-based capital	$4,432

Risk weighted assets	$7,970
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	54.91%
Total risk-based capital ratio	55.61%
Tier 1 capital to average total assets	35.18%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by a bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Because certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance-sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2003 were unfulfilled loan commitments of $909,000. The Company did not have any standby letter of credit as of December 31, 2003.

No losses are anticipated as a result of the commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are included in this Item 7:

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheet dated as of December 31, 2003.

2.	Consolidated Statement of Operations for period ended December 31, 2003.

3.	Consolidated Statement of Changes in Shareholders’ Equity for period ended December 31, 2003.

4.	Consolidated Statement of Cash Flows for period ended December 31, 2003.

5.	Notes to Consolidated Financial Statements.

•	Independent Auditors’ Report

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	December 31, 2003
Assets
Cash and due from banks	$196
Federal funds sold	148
Securities available-for-sale, at fair value (amortized cost of $6,312 on December 31, 2003)	6,280
Loans net of allowance for loan losses of $56	5,516
Premises and equipment, net	1,299
Other assets	89

Total assets	$13,528

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$1,129
Interest bearing deposits	7,880

Total deposits	9,009
Accrued interest payable	16
Other liabilities	159

Total liabilities	9,184
Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 561,137 issued and outstanding	6
Additional paid-in capital	5,401
Retained earnings (deficit)	(1,031)
Accumulated other comprehensive (loss)	(32)

Total shareholders’ equity	4,344

Total liabilities and shareholders’ equity	$13,528

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands)	For the Period from April 29, 2003 to December 31, 2003
Interest Income
Loans	$123
Investment securities, taxable	50
Federal funds sold	24

Total Interest Income	197

Interest Expense,
Deposits	69

Total Interest Expense	69

Net Interest Income	128
Provision for Loan Losses	56

Net Interest Income after Provision for Loan Losses	72

Non-Interest Income
Service charges on deposit accounts	2
Other fees and commissions	17
Other income	9

Total Non-Interest Income	28

Non-Interest Expense
Personnel	351
Occupancy and equipment	87
Professional fees	45
Advertising	29
Computer services	51
Other	129

Total Non-Interest Expense	692

Net (Loss)	$(592)

Earnings (loss) per share, basic and diluted	$(1.06)

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Period from April 29, 2003 to December 31, 2003

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive (Loss)	Total
Balance - April 29, 2003	561,137	$6	$5,401	$(439)	$—		$4,968
Comprehensive income (loss):
Net loss	—	—	—	(592)	—	$(592)	(592)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(32)	(32)	(32)

Total comprehensive (loss):	—	—	—	—	—	$(624)

Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)	For the Period from April 29, 2003 to December 31, 2003
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(592)
Provision for loan losses	56
Depreciation and amortization	28
Changes in:
Interest receivable	(47)
Other assets	(48)
Interest payable	16
Other liabilities	159

Net cash (used in) operating activities	(428)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(13,662)
Proceeds from calls and maturities of available-for-sale securities	7,350
Purchase of property and equipment	(1,321)
Net increase in loans	(5,572)

Net cash (used in) investing activities	(13,205)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	1,129
Net increase in interest bearing deposits	7,880

Net cash provided by financing activities	9,009

Net (decrease) in cash and cash equivalents	$(4,624)

Cash and Cash Equivalents
Beginning	4,968

Ending	$344

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$53

Change in unrealized (loss) on available for sale securities	$(32)

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE 1: Organization and Significant Accounting Policies

CNB Bancorp, Inc. (the “Company” or “CNB”) was organized on November 12, 2001 to serve as a Virginia bank holding company for Citizens National Bank (the “Bank”). The Bank was organized as a national bank under the laws of the United States of America to engage in a general banking business serving the community in and around Windsor, Virginia. The Company was in organization during the period from April 23, 2001 through April 28, 2003. The financial statements reflect the costs associated with the period prior to the opening of the Bank as an accumulated deficit as of that date. These costs include salaries, legal and professional fees and other relevant expenditures. During this period, the Company had a net loss of $434,000.

The Bank commenced regular operations on April 29, 2003 and is a member of the Federal Deposit Insurance Corporation. It is subject to the regulations of the Office of the Comptroller of the Currency and the State Corporation Commission of Virginia. Consequently, it undergoes periodic examinations by these regulatory authorities.

In a common stock offering ending on December 31, 2002, the Company sold 561,137 shares of its Common Stock par value $.01 per share, at $10 per share. Of the proceeds, $6,000 was credited to common stock and $5.4 million was credited to surplus.

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements of CNB Bancorp, Inc. and its subsidiary include the accounts of all companies. All material intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of net deferred assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents included cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair market value of held to maturity and available for sale securities below their cost that are deemed to other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined on the basis of the cost of the specific securities sold using the specific identification method.

Restricted Securities

The Company has elected to maintain an investment in the capital stock of certain correspondent banks. No ready market exists for this stock, and it has no quoted market value. The Company’s investment in these stocks is recorded at cost.

Restricted securities included Federal Reserve Bank and Community Bankers’ Bank stock.

Loans

The Company’s subsidiary bank grants mortgages, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Isle of Wight and Southampton counties of Virginia. The ability of debtors to honor their contracts is dependent upon the real estate and general economic conditions of this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonable assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, once established, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company’s subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Loan Fees and Costs

Loan origination and commitment fees and direct loan costs are being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield over the life of the related loan.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed using a straight-line method over the estimated useful lives of the assets. Estimated useful lives range from ten to forty years for buildings and from three to ten years for equipment, furniture, and fixtures. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Foreclosed Property

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the lower of the Bank’s cost or the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in net expenses from foreclosed assets. The Bank had no foreclosed assets during the period ended December 31, 2003.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary difference between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding is dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company expensed $29,000 for advertising costs for the period from April 29, 2003 through December 31, 2003.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income are components of comprehensive income.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company currently does not have any plans that meet the requirements of SFAS No. 132 and, therefore, is not required to make any additional disclosure.

NOTE 2: Securities

The amortized cost and fair value of securities available for sale as of December 31, 2003, are as follows:

	December 31, 2003
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,150	$7	$(39)	$6,118
Other securities, restricted	162	—	—	162

	$6,312	$7	$(39)	$6,280

The amortized cost and estimated fair value of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2003
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,800	$2,799
Due after one year through five years	3,350	3,319
Other securities, restricted	162	162

	$6,312	$6,280

Proceeds from the maturities and the calls of securities available for sale in 2003 were $7.4 million. There were no realized gains or losses.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairements is the decline in the prices of the bonds as rates have risen. There are approximately eight accounts in the portfolio that have unrealized losses at December 31, 2003. These losses are relative to the market rates and the timing of purchases and are not a material concern.

	Less than 12 months
(Dollars in thousands)	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$4,511	$(39)

NOTE 3: Loans

The composition of loans is summarized as follows:

(Dollars in thousands)	December 31, 2003
Loans secured by real estate:
Construction	$109
Secured by 1-4 family residential	998
Non-farm, non-residential	1,630
Other real estate loans	3
Commercial and industrial loans	1,721
Loans to individuals	1,111

Total loans	5,572
Less: Allowance for loan losses	56

Net loans	$5,516

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	December 31, 2003
Balance, beginning	$—
Provision charged to operating expense	56

Balance, ending	$56

The Company had no non-accrual status, impaired loans, or loans 90 days past due and still accruing interest at December 31, 2003.

NOTE 5: Premises and Equipment

Premises and equipment as of December 31, 2003 consists of the following:

(Dollars In thousands)
Land	$301
Furniture, fixtures and equipment	154
Construction in progress	866

1,321
Less accumulated depreciation	22

$1,299

Depreciation expense was $22,000 for the period ended December 31, 2003.

At December 31, 2003, the Company had two leases agreements for the operations office and the temporary banking facility. The monthly rental payments total $4,800. Total rent expense from April 29, 2003 to December 31, 2003 was $38,400. The leases are renewable on a monthly basis, and were terminated during March, 2004.

NOTE 6: Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 was $1.7 million. At December 31, 2003, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2004	$1,964
2005	1,010
2006	873
2007	234
2008	1,721

$5,802

Overdrawn deposit accounts totaling $4,000 at December 31, 2003 were reclassified from deposits to loans.

NOTE 7: Earnings per Share

At December 31, 2003, the weighted average number of shares outstanding for calculating basic and diluted earnings(loss) per share was 561,137. The Company has not granted stock options and all 102,500 warrants outstanding were considered anti-dilutive, therefore, basic and diluted earnings(loss) per share was $(1.06) for the period ended December 31, 2003.

NOTE 8: Warrants

As of December 31, 2003, there were 102,500 warrants at an exercise price of $10 issued and outstanding. All of these warrants were held by the organizing directors of the Company and will vest in increments over a four year period.

NOTE 9: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 are presented below:

(Dollars in thousands)
Deferred tax assets
Pre-opening expenses	$144
Allowance for loan losses	19
Net operating loss	187

Deferred tax assets	350
Deferred tax liabilities
Fixed assets, net	(18)

Less: Valuation allowance	(332)

Net deferred tax assets/(liabilities)	$—

The provision for income taxes charged to operations for the period ended December 31, 2003, consists of the following:

(Dollars in thousands)
Current tax expense	$—
Deferred tax (benefit)	(332)
Change in valuation allowance	332

$—

Under the provisions of the Internal Revenue Code, the Company has approximately $551,000 of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire December 31, 2018. The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

NOTE 10: Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan covering employees who are at least 18 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions equal to 50 percent of an employee’s compensation contributed to the Plan up to 12 percent of the employee’s compensation. Employer contributions vest to the employee over a five-year period.

For the period ended December 31, 2003, expense attributable to this retirement plan amounted to $13,000.

NOTE 11: Related Party Transactions

Loans to directors and officers totaled $1,220,000 at December 31, 2003. New advances and repayments equaled $1,353,000 and $133,000, respectively.

NOTE 12: Stock Option Plan

The Company sponsors a stock option plan, which provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. Equity compensation is generally perceived as providing recipients with the incentive to focus their efforts toward the continued success of the issuer and serves to align their interests with the interests of shareholders. The plan provides for a total of 84,170 shares of common stock to be reserved for issuance pursuant to options that may be granted under the plan, subject to adjustment for certain recapitalizations. At December 31, 2003, the Company had not granted stock options under the plan.

NOTE 13: Regulatory Requirements and Restrictions

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the

Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meets all capital adequacy requirements to which they are subject. As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2003 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Consolidated	$4,432	55.61%	$638	8.00%	N/A	N/A
Bank	$4,264	53.50%	$638	8.00%	$797	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$4,376	54.91%	$319	4.00%	N/A	N/A
Bank	$4,208	52.80%	$319	4.00%	$478	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$4,376	35.18%	$498	4.00%	N/A	N/A
Bank	$4,208	33.83%	$498	4.00%	$622	5.00%

NOTE 14: Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The same credit policies are used in making commitments as for on-balance-sheet instruments.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed. At December 31, 2003, the Company had unfunded commitments under lines of credit of $909,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. At December 31, 2003, the Company did not have any commitments to extend credit.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments, if deemed necessary. At December 31, 2003, the Bank did not have any commercial or standby letters of credit.

The Company had approximately $76,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2003.

NOTE 15: Fair Value of Financial Instruments and Interest Rate Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments. For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities. For securities, fair values are based on quoted market prices or dealer quotes.

Loans. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

Accrued Interest. The carrying amounts of accrued interest approximate fair values.

Deposits. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. For all other deposits, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Unused Portions of Lines of Credit. The fair value of unused loan commitments is estimated considering the remaining terms of the agreement and the difference between the current levels of interest rate and the committed rate. The fair value of the unused portions of lines of credit is deemed immaterial.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2003
(Dollars in thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$344	$344
Securities	6,280	6,280
Loans	5,516	5,491
Accrued interest receivable	47	47
Financial liabilities:
Non-interest bearing deposits	1,129	1,129
Interest bearing deposits	7,880	7,945
Accrued interest payable	16	16

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rate and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

NOTE 16: Parent Company Condensed Financial Information

Financial information for the parent company is as follows (dollars in thousands):

Balance Sheet	December 31, 2003
Assets
Cash	$176
Investments in subsidiary	4,176

Total Assets	$4,352

Liabilities and shareholders’ equity
Other liabilities	$8
Shareholders’ equity	4,344

Total liabilities and shareholders’ equity	$4,352

Statement of Operations	For the period from April 29, 2003 to December 31, 2003
Equity in undistributed net (loss) of subsidiary	$(554)
Other expenses	(38)

Net (loss)	$(592)

Statement of Cash Flows	For the period from April 29, 2003 to December 31, 2003
Operating activities:
Net (loss)	$(592)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Equity in undistributed (loss) of subsidiary	554
Increase in other liabilities	8

Net cash provided by operating activities	(30)

Cash at beginning of year	206

Cash at end of year	$176

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Shareholders

CNB Bancorp, Inc.

Windsor, Virginia

We have audited the accompanying consolidated balance sheet of CNB Bancorp, Inc. and subsidiary as of December 31, 2003, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period from April 29, 2003 through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the period from April 29, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Illegible

Winchester, Virginia

January 20, 2004

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officer Biographies

Allen E. Brown, 58, has been a director of the Company since November 12, 2001. He has been the Vice President and manager of Nu-Image Inc., a window and glass company since 1986.

Judy Brown, 57, has been a director of the Company since November 12, 2001. She also serves as Vice President and Bank Manager of Citizens National Bank. In 2001, she retired from the position of Vice President, Branch Manager and Director of Public Relations and Senior Events of Farmers Bank. She has 36 years of experience in the banking industry.

Douglas A. Chesson, 43, has been a director of the Company since November 12, 2001. He serves as the President and Chief Executive Officer of CNB and Citizens National Bank, and has over 18 years of banking and lending experience with F & M Bank – Atlantic, formerly, United Community Bank, which was originally the Bank of Sussex and Surry.

Larry Darden, 48, has been a director of the Company since November 12, 2001. He has been a self-employed farmer for his entire career with his base of operations in the Carrsville area in Isle of Wight County, Virginia.

Dr. Harold Demsko, 44, has been a director of the Company since November 12, 2001. He has been practicing dentistry in Windsor, Virginia since 1985.

James E. Laine, 59, has been a director of the Company since November 12, 2001. He has been the owner/manager of Wakefield Peanut Company since 1974.

Susan Worrell O’Connell, 34, has been a director of the Company since November 12, 2001. She is a coordinator with Southeastern Cooperative Educational Programs. She previously served as a Program Support Specialist, providing services for students with autism since 1993. Mrs. O’Connell is the daughter of Gene Worrell, another director of the Company.

Marcia Patterson, 45, has been a director of the Company since November 12, 2001. She currently manages various investment properties and has operated a refinishing shop in Windsor, Virginia since 1996.

William Pope, 78, has been a director of the Company since November 12, 2001. He retired from a successful sales career in the field of agriculture in 1983.

Dr. Gerald Scheimberg, 56, has been a director of the Company since November 12, 2001. Currently he serves as the President of Foot Care of Hampton Roads PC. Until May of 2000, Dr. Scheimberg served as the Vice President of Podiatry, Ltd.

Clem E. Dalton, 64, has been a director of the Company since June 5, 2002. He has been co-owner and Vice President of Dale’s Garage Used Cars and Wrecker Service, Inc since 1996.

Michael G. Smith, 52, has been a director of the Company since November 12, 2001. He has been the President of M. G. Smith Building Company Inc., a regional construction company since 1984.

Gene Stewart Tyler, SR/WA, ASA, 60, has been a director of the Company since November 12, 2001. He has served as owner and Agent-Appraiser for Right of Way Acquisitions & Appraisals, Inc., a real estate appraisal company, since 1981. He is a Licensed Certified General Real Estate Appraiser, a licensed Real Estate instructor and a licensed Real Estate Broker in the Commonwealth of Virginia.

Gene Worrell, 73, has been a director of the Company since November 12, 2001. He retired from as a co-owner of Worrells Woodworking in 1992 after 30 years of selling building materials and fabricating cabinets in the Town of Windsor. His daughter, Susan Worrell O’Connell, also serves as a director.

Executive Officers

Currently, the Company has four executive officers. The following table provides: (a) his or her name; (b) his or her age at December 31, 2003; (c) how long he or she has been an officer of the Company; and (d) his or her positions with the Company and the Bank:

Name (Age)	Officer Since	Position with the Company and the Bank
Douglas A. Chesson, 43	July 16, 2001	President and Chief Executive Officer of the Company and the Bank
Elizabeth T. Beale, 31	April 10, 2003	Vice President, Chief Financial Officer & Cashier of the Bank
Judy D. Brown, 57	February 1, 2003	Vice President and Bank Manager of the Bank
Jerry R. Bryant, 54	March 1, 2003	Vice President and Senior Loan Officer of the Bank

Audit Committee

The Company, through the Bank, has an audit committee that recommends to the Bank’s, and therefore to the Company’s, Board of Directors the independent public accountants to be selected to audit the Bank’s and the Company’s annual financial statements and determines whether all audits and exams required by law are being performed fully, properly and in a timely fashion. The audit committee also evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and audit plan. The Bank’s audit committee consists of Allen Brown, Susan O’Connell, Marcia Patterson, Gerald Scheimberg, and Michael Smith. Each member of the committee is deemed to be an independent director under Nasdaq Stock Market listing standards currently in effect. The Bank’s audit committee does not have a “financial expert,” as defined by the Securities and Exchange Commission; however, the Board of Directors feels that, collectively, the audit committee’s financial acumen is more than adequate and therefore a financial expert, as defined by the SEC, is not necessary for there to be a satisfactory discharge of the committee’s responsibilities to the Board of Directors and the Company’s shareholders.

Section 16 Reports

The Company has no securities registered under Section 12(g) of the Securities Exchange Act, accordingly, no Section 16 reports were required to be filed during the period covered by this report.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers, as well as other employees. A copy of the Company’s Code of Ethics has not been posted to any web site because the Company nor the Bank has an official web site. However, a copy may be obtained, without charge, upon written request addressed to CNB Bancorp, Inc. at P.O. Box 100, Windsor, VA 23487, Attention: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at 757-242-3733.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information for 2003, 2002 and 2001 with regard to compensation for services rendered in all capacities to the Company by its President and Chief Executive Officer, Douglas A. Chesson. Currently, no other executive officer receives compensation of $100,000 or more. All compensation paid through April 28, 2003 was paid by CNB Bancorp, LLC. From April 29, 2003, all compensation was paid through Citizens National Bank.

							Long-Term Compensation
	Annual Compensation						Awards		Payouts
Name and Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Douglas A. Chesson,	2003		86,769	12,000	—	(1)	0	0	0	5,206	(2)
President and Chief Executive	2002		75,000	0	—	(1)	0	0	0	4,500	(2)
Officer	2001	(3)	34,375	0	—	(1)	0	0	0	1,875	(2)

(1)	The aggregate value of “other annual compensation” does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations and is therefore omitted.

(2)	Consists primarily of contributions to the Company’s 401(k) made by the Company on behalf of Mr. Chesson.

(3)	July – December 31, 2001.

Option Grants in Fiscal Year 2003 to Named Executive Officers

The Company did not grant any options during fiscal year 2003.

Outstanding Stock Options to Named Executive Officers

There are no outstanding stock options granted to the named executive officer.

Employment Agreement

We have negotiated the terms of an employment agreement with Douglas A. Chesson, under which Mr. Chesson will serve as President and Chief Executive Officer of the Company and Citizens National Bank. The agreement was executed upon the opening of Citizens National Bank. Under the terms of the agreement, Mr. Chesson’s compensation will include:

•	A base salary of $75,000 per year until the opening of Citizens National Bank, at which time his salary will increase to $92,000 per year;

•	A cash bonus of $12,000 upon the opening of Citizens National Bank;

•	Eligibility to receive an annual incentive bonus based on the net income of Citizens National Bank;

•	Incentive stock options to purchase 5% of the number of shares of common stock sold in the original offering at an exercise price equal to the fair market value on the date of grant.

•	Other customary benefits such as health and life insurance, use of an automobile, travel expenses and membership to business and social organizations.

The initial term of the employment agreement is three years. The initial three-year term expires in July, 2004. At that time, the agreement will be renewable for one-year periods upon the mutual agreement of Mr. Chesson and the Company. The Company may terminate Mr. Chesson’s employment at any time for “cause,” which is defined in the agreement as, among other things, disability, dishonesty, willful disregard or gross neglect in relation to the duties, interests and/or obligations that Mr. Chesson owes to the Company. However, Mr. Chesson may only be terminated for “cause” upon the affirmative vote of at least 51% of the members of our board of directors. Upon any termination for “cause,” Mr. Chesson will not be entitled to any severance compensation. Additionally, Mr. Chesson may resign his employment at any time without liability by providing 90 days’ prior written notice. Upon his resignation, Mr. Chesson will not receive any severance compensation upon the expiration of the 90-day notice period. Additionally, upon a change of control of the Company as defined in his agreement, Mr. Chesson will be entitled to severance compensation in an amount equal to 2.99 times his annual base salary in the event that he is terminated without cause within the first six months following a change of control, or if he resigns during the six month period following the change of control because he was not given reasonably equivalent duties and responsibilities.

The agreement also provides generally that for a period of twelve months following the termination of Mr. Chesson’s employment, he will not compete with us in the banking business or solicit our customers or employees. These non-competition and non-solicitation provisions will not apply following a change of control as defined in the agreement.

Director Compensation

We do not intend to compensate the directors of the Company and Citizens National Bank separately for their services as directors until net profits of the Company and Citizens National Bank exceed their net losses since inception on a cumulative basis. Thereafter, the Company and Citizens National Bank will adopt reasonable compensatory policies for their directors.

Organizing Directors’ Shares and Warrants

The Company issued to each organizing director a warrant to purchase one share of common stock for each share the organizer purchases in the Company’s initial public offering for which they are the beneficial holder, up to an aggregate of 102,500 shares. These warrants will generally vest in increments over four years and will be exercisable at a price of $10.00 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares beneficially owned by the Company’s directors and executive officers, as of December 31, 2003. Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose or to direct the disposition of such security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days of December 31, 2003. Except as set forth below, the Company knows of no person who owns or controls, directly or indirectly, in excess of five percent of the outstanding common stock of the Company.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Class I Directors:
Chesson, Douglas A.(2)	8,600	1.53%
Darden, J. Larry	5,850	1.04%
Laine, James E.	20,000	3.56%
Smith, Michael G.	16,606	2.96%
Tyler, G. Stewart	12,800	2.28%
Class II Directors:
Brown, Judy D.	11,150	1.99%
Dalton, Clem E.	10,850	1.93%
Demsko, Harold F.	18,400	3.28%
Pope, William E.	7,733	1.38%
Worrell, Gene E.	12,750	2.27%
Class III Directors:
Brown, Allen E.	5,500	*
O’Connell, Susan W.	10,250	1.83%
Patterson, Marcia C.	11,250	2.00%
Scheimberg, Gerald D.	9,250	1.65%
Executive Officer:
Jerry D. Bryant	2,000	*
All Directors and Executive Officers as a Group (15 persons)	162,989	29.03%
Five Percent Shareholders:
Tommy J. Duncan	31,750	5.66%

(*)	Less than 1%.

(1)	Percentages are based on 561,137 shares outstanding, plus the number of shares beneficially owned by the named persons in connection with the vested portion of his or her exercisable option and/or warrant.

(2)	Mr. Chesson is also the President and Chief Executive Officer of the Company and Citizens National Bank.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003.

Equity Compensation Plan Table

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		N/A	56,113
Equity compensation plans not approved by security holders	102,500	(1)	$10.00	N/A
Total	102,500		$10.00	56,113

(1)	Represents 102,500 shares underlying organizers’ warrants issued in connection with the Company’s initial public offering.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families, corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions take place on substantially the same terms (including price, interest rate and collateral) as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company or the Bank.

ITEM 13.	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant

10.8	CNB Bancorp, Inc. 2003 Stock Incentive Plan

14.1	Code of Ethics

21.1	Subsidiaries of CNB Bancorp, Inc.

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.

(b)	Reports on Form 8-K filed in the fourth quarter of 2003:

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

Category	2003	2002
Audit Fees (1)	$22,597	$4,701
Audit Related Fees	—	—
Tax Fees (2)	1,500	500
All Other Fees	—	—

Total	$24,097	$5,201

(1)	Audit of year end financial statements and review of quarterly and annual Forms 10-QSB and 10-KSB with the Securities and Exchange Commission.

(2)	Preparation of federal and state corporate income tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ Douglas A. Chesson

Douglas A. Chesson
President and Chief Executive Officer

Date: March 25, 2004

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

Signature	Title	Date

/s/ Douglas A. Chesson Douglas A. Chesson	Director, President, Chief Executive Officer (principal executive officer)	March 25, 2004

/s/ J. Larry Darden J. Larry Darden	Director	March 25, 2004

/s/ James E. Laine James E. Laine	Director	March 25, 2004

/s/ G. Stewart Tyler G. Stewart Tyler	Director	March 25, 2004

/s/ Michael G. Smith Michael G. Smith	Director	March 25, 2004

Signature	Title	Date

/s/ Judy D. Brown Judy D. Brown	Director	March 25, 2004

/s/ Harold F. Demsko Harold F. Demsko	Director	March 25, 2004

/s/ William E. Pope William E. Pope	Director	March 25, 2004

/s/ Clem E. Dalton Clem E. Dalton	Director	March 25, 2004

/s/ Gene Worrell Gene Worrell	Director	March 25, 2004

/s/ Allen E. Brown Allen E. Brown	Director	March 25, 2004

/s/ Marcia Collins Patterson Marcia Collins Patterson	Director	March 25, 2004

/s/ Gerald D. Scheimberg Gerald D. Scheimberg	Director	March 25, 2004

/s/ Susan Worrell O’Connell Susan Worrell O’Connell	Director	March 25, 2004

/s/ Elizabeth T. Beale Elizabeth T. Beale	Chief Financial Officer (principal accounting and financial officer)	March 25, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan

14.1	Code of Ethics

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.