Form 10QSB
period 2004-03-31
CNB BANCORP INC/VA
filed 2004-05-17
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2004, 561,137 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$229	$196
Federal funds sold	559	148
Securities available-for-sale, at fair value (amortized cost of $7,313 on March 31, 2004 and $6,312 on December 31, 2003)	7,318	6,280
Loans, net of allowance for loan losses of $70 on March 31, 2004 and $56 on December 31, 2003	6,746	5,516
Premises and equipment, net	1,750	1,299
Other assets	104	89

Total assets	$16,706	$13,528

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$1,601	$1,129
Interest bearing deposits	10,824	7,880

Total deposits	12,425	9,009
Accrued interest payable	23	16
Other liabilities	23	159

Total liabilities	12,471	9,184

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 561,137 issued and outstanding	6	6
Additional paid-in capital	5,401	5,401
Retained earnings (deficit)	(1,177)	(1,031)
Accumulated other comprehensive income (loss)	5	(32)

Total shareholders’ equity	4,235	4,344

Total liabilities and shareholders’ equity	$16,706	$13,528

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except share data)	For the Three Months Ended March 31, 2004
Interest Income
Loans, including fees	$102
Investment securities, taxable	23
Federal funds sold	9

Total Interest Income	134

Interest Expense,
Deposits	57

Total Interest Expense	57

Net Interest Income	77

Provision for Loan Losses	14

Net Interest Income after Provision for Loan Losses	63

Non-Interest Income
Service charges on deposit accounts	2
Other fees and commissions	16
Other income	15

Total Non-Interest Income	33

Non-Interest Expense
Personnel	116
Occupancy and equipment	32
Professional fees	22
Advertising	9
Computer services	22
Other	41

Total Non-Interest Expense	242

Net (Loss)	$(146)

Earnings (loss) per share, basic and diluted	$(0.26)

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive (Loss)	Total
Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

Comprehensive income(loss):
Net loss	—	—	—	(146)	—	$(146)	(146)
Other comprehensive income, unrealized gain on securities available for sale	—	—	—	—	37	37	37

Total comprehensive income (loss):	—	—	—	—	—	$(109)	—

Balance - March 31, 2004	561,137	$6	$5,401	$(1,177)	$5		$4,235

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)	For the Three Months Ended March 31, 2004
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(146)
Provision for loan losses	14
Depreciation and amortization	15
Discount accretion on securities	(1)
Changes in:
Interest receivable	(4)
Other assets	(13)
Interest payable	7
Other liabilities	(136)

Net cash (used in) operating activities	(264)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(4,300)
Proceeds from calls and maturities of available-for-sale securities	3,300
Purchase of property and equipment	(464)
Net increase in loans	(1,244)

Net cash (used in) investing activities	(2,708)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	472
Net increase in interest bearing deposits	2,944

Net cash provided by financing activities	3,416

Net increase in cash and cash equivalents	$444

Cash and Cash Equivalents
Beginning	344

Ending	$788

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$50

Change in unrealized gain (loss) on available for sale securities	$37

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business Activities and Significant Accounting Policies

Business

CNB Bancorp, Inc. (the Company or CNB) is a Virginia bank holding company with a wholly owned subsidiary, Citizens National Bank (the Bank). The Bank is a national bank chartered under the laws of the United States located in Windsor, Virginia. On April 28, 2003, the Bank received final notification from the Office of the Comptroller of Currency and commenced operations on April 29, 2003.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all intercompany accounts and transactions have been eliminated. These statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

During organization, the Company’s operations, pre-opening expenses and capital costs from April 23, 2001 through the opening of the Bank were funded by and conducted through CNB Bancorp, LLC (the LLC), a limited liability company formed by the Company’s organizing directors. The Company closed it public offering to sell shares of its common stock at $10.00 per share on December 31, 2002. The offering raised $5.4 million, net of offering expenses. Upon opening the Bank, the Company used the offering proceeds to reimburse the LLC and the LLC was dissolved. The amount of the pre-opening expenses paid by the LLC was $439,000 and the proceeds of the offering, net of offering costs and pre-opening expenses, totaled $4.97 million.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004, and results of operations, changes in shareholders’ equity and cash flows for the quarter ended March 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in CNB Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2004, are as follows:

	March 31, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$7,151	$7	$(2)	$7,156
Other securities, restricted	162	—	—	162

	$7,313	$7	$(2)	$7,318

Proceeds from the maturities and the calls of securities available for sale in 2004 were $3.3 million. There were no realized gains or losses.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairements is the decline in the prices of the bonds as rates have risen. There are two accounts in the portfolio that have unrealized losses at March 31, 2004. These losses are relative to the market rates and the timing of purchases and are not a material concern.

	Less than 12 months
(Dollars in thousands)	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$3,550	$(2)

Note 3. Loans

The consolidated loan portfolio is composed of the following:

(Dollars in thousands)	March 31, 2004	Percentage
Loans secured by real estate:
Construction and land development	$106	1.56%
Secured by 1-4 family residential	1,499	21.99%
Nonfarm, nonresidential	1,885	27.66%
Loans to farmers (except those secured by real estate)	157	2.30%
Commercial loans (except those secured by real estate)	1,890	27.73%
Loans to individuals (except those secured by real estate)	1,279	18.76%

Total loans	$6,816	100.00%
Less: Allowance for loan losses	70

Loans, net	$6,746

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2003	$56
Provision charged to operating expense	14

Balance, March 31, 2004	$70

The Company had no non-accrual status, impaired loans, or loans 90 days past due and still accruing interest at March 31, 2004.

Note 5. Net Loss Per Common Share

At March 31, 2004, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 561,137. The Company has not granted stock options and all 102,500 warrants outstanding were considered anti-dilutive, therefore, basic and diluted earnings (loss) per share was $(.26) for the quarter ended March 31, 2004.

Note 6. Warrants

As of March 31, 2004, there were 102,500 warrants at an exercise price of $10.00 issued and outstanding. All of these warrants were held by the organizing directors of the Company and will vest in pro rata increments over a four year period. As of March 31, 2004, 25,625 warrants were vested but not exercised.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Citizens National Bank received final approval from the Office of the Comptroller of Currency (OCC) on April 28, 2003 and began operations on April 29, 2003. CNB invested capital of $5.25 million in Citizens National Bank immediately prior to the Bank’s opening, acquiring 100% of the Bank’s stock. CNB and Citizens National Bank reimbursed CNB Bancorp, LLC, a company formed by the organizers of CNB, for organizational and pre-opening expenditures funded by CNB Bancorp, LLC and allocable to CNB and Citizens National Bank.

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

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance in the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and, the loan grading system.

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

Financial Condition

At March 31, 2004, CNB Bancorp, Inc. had total assets of $16.7 million compared to $13.5 million at December 31, 2003. During the first three months of 2004, total assets increased by $3.2 million, or 23.5%, when compared to total assets at December 31, 2003. The increase in total assets is primarily due to a $1.2 million increase in net loans and $1.0 million increase in securities available for sale resulting from deposit growth. At March 31, 2004, assets consisted principally of cash and cash equivalents of $788,000, $7.3 million in securities available for sale, $6.7 million in loans, net of allowance for loan losses, and $1.7 million in premises and equipment, net of accumulated depreciation.

Liabilities at March 31, 2004 were $12.5 million, consisting primarily of non-interest bearing deposits and interest bearing deposits, $1.6 million and $10.8 million, respectively. At December 31, 2003, liabilities were $9.2 million. Non-interest bearing deposits increased $472,000, or 41.8%, and interest bearing deposits increased $2.9 million, or 37.4%, in the first quarter of 2004.

Capital Resources

At March 31, 2004, consolidated shareholders’ equity was $4.2 million or 25.4% of total assets compared to $4.3 million or 32.1% of total assets at December 31, 2003. The Company’s common stock had a tangible book value of $7.54 per share at March 31, 2004 compared to $7.74 per share at December 31, 2003.

The Bank and the Company (on a consolidated basis) are subject to the capital requirements of the OCC and the Federal Reserve, respectively. The OCC and Federal Reserve have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be “adequately capitalized,” all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, which is essentially common shareholders’ equity less intangible assets).

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2004 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$4,300	44.19%	$778	8.00%	N/A	N/A
Bank	$4,141	42.56%	$778	8.00%	$973	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$4,230	43.47%	$389	4.00%	N/A	N/A
Bank	$4,071	41.84%	$389	4.00%	$584	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$4,230	27.40%	$617	4.00%	N/A	N/A
Bank	$4,071	26.37%	$617	4.00%	$772	5.00%

Results of Operations

CNB had a net loss of $146,000 for the quarter ended March 31, 2004. This loss resulted from normal operating expenses incurred. Asset size and interest income have not reached the break-even point given the level of infrastructure and staffing required to be in place to open and operate the Bank. As the Bank did not begin its operations until April 29, 2003, it does not have comparable operational results from the first quarter of 2003.

Total interest income and total interest expense for the three month period ended March 31, 2004 were $134,000 and $57,000, respectively. Total non-interest income for the quarter was $33,000, consisting primarily of other fees and commissions and non-sufficient fund income. For the same period, total non-interest expense was $242,000. Personnel expense and occupancy and equipment expense accounted for 47.9% and 13.2% of non-interest expense, respectively.

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

Recent Accounting Pronouncements

During the first quarter of 2004, there have been no new recent accounting pronouncements issued. Relevant pronouncements are incorporated by reference to CNB Bancorp’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the three-months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

CNB BANCORP, INC.
(Registrant)

DATE: May 13, 2004	BY:	/s/ Douglas A. Chesson
Douglas A. Chesson
President and Chief Executive Officer

DATE: May 13, 2004	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer