Form 10QSB
period 2004-06-30
CNB BANCORP INC/VA
filed 2004-08-13
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50729

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2004, 562,887 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements of CNB Bancorp, Inc.	1

Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003	1

Consolidated Statements of Operations (unaudited) for the quarter ended June 30, 2004, the six months ended June 30, 2004, and for the period from April 29, 2003 (inception) to June 30, 2003	2

Consolidated Statements of Shareholders’ Equity (unaudited) for the quarter ended June 30, 2004 and for the period from April 29, 2003 (inception) to June 30, 2003	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and for the period from April 29, 2003 (inception) to June 30, 2003	4

Notes to Consolidated Financial Statements (unaudited)	5-6

Item 2 - Management’s Discussion and Analysis or Plan of Operation	7-10

Item 3 - Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings	11

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	11

Item 3 - Defaults Upon Senior Securities	11

Item 4 - Submission of Matters to a Vote of Security Holders	11

Item 5 - Other Information	12

Item 6 - Exhibits and Reports on Form 8-K	12

Signatures	13

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	(unaudited) June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$306	$196
Federal funds sold	747	148
Securities available-for-sale, at fair value (amortized cost of $8,813 on June 30, 2004 and $6,312 on December 31, 2003)	8,708	6,280
Loans, net of allowance for loan losses of $87 on June 30, 2004 and $56 on December 31, 2003	8,958	5,516
Premises and equipment, net	1,736	1,299
Other assets	127	89

Total assets	$20,582	$13,528

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,387	$1,129
Interest bearing deposits	14,175	7,880

Total deposits	16,562	9,009
Accrued interest payable	34	16
Other liabilities	18	159

Total liabilities	16,614	9,184

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 561,137 issued and outstanding	6	6
Additional paid-in capital	5,401	5,401
Retained earnings (deficit)	(1,334)	(1,031)
Accumulated other comprehensive income (loss)	(105)	(32)

Total shareholders’ equity	3,968	4,344

Total liabilities and shareholders’ equity	$20,582	$13,528

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004	For the Period From April 29, 2003 (Inception) to June 30, 2003
Interest and Dividend Income
Loans, including fees	$126	$228	$6
Investment securities, taxable	36	59	2
Federal funds sold and other	10	19	11

Total Interest Income	172	306	19

Interest Expense,
Deposits	79	136	6

Total Interest Expense	79	136	6

Net Interest Income	93	170	13

Provision for Loan Losses	17	31	10

Net Interest Income after Provision for Loan Losses	76	139	3

Non-Interest Income
Service charges on deposit accounts	2	4	—
Other fees and commissions	25	41	1
Other income	11	26	1

Total Non-Interest Income	38	71	2

Non-Interest Expense
Personnel	127	243	98
Occupancy and equipment	34	66	31
Professional fees	40	62	17
Advertising	8	17	11
Computer services	21	43	4
Other	41	82	39

Total Non-Interest Expense	271	513	200

Net (Loss)	$(157)	$(303)	$(195)

Earnings (loss) per share, basic and diluted	$(0.28)	$(0.54)	$(0.35)

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004 and For the Period from April 29, 2003 (inception) to June 30, 2003

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive (Loss)	Total
Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

Comprehensive income(loss):
Net loss	—	—	—	(303)	—	$(303)	(303)
Other comprehensive income, unrealized (loss) on securities available for sale	—	—	—	—	(73)	(73)	(73)

Total comprehensive income (loss):	—	—	—	—	—	$(376)	—

Balance - June 30, 2004	561,137	$6	$5,401	$(1,334)	$(105)		$3,968

Balance - April 29, 2003	561,137	$6	$5,401	$(439)	$—		$4,968

Comprehensive income(loss):
Net loss	—	—	—	(195)	—	$(195)	(195)
Other comprehensive income, unrealized (loss) on securities available for sale	—	—	—	—	(1)	(1)	(1)

Total comprehensive income (loss):	—	—	—	—	—	$(196)	—

Balance - June 30, 2003	561,137	$6	$5,401	$(634)	$(1)		$4,772

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Six Months Ended June 30, 2004	For the Period from April 29, 2003 (Inception) to June 30, 2003
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(303)	$(195)
Provision for loan losses	31	10
Depreciation and amortization	38	2
Amortization of securities (discounts) and premiums	(1)	1
Changes in:
Interest receivable	(16)	(7)
Other assets	(26)	(66)
Interest payable	18	4
Other liabilities	(141)	—

Net cash (used in) operating activities	(400)	(251)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(9,100)	(5,708)
Proceeds from calls and maturities of available-for-sale securities	6,600	—
Purchase of property and equipment	(471)	(554)
Net increase in loans	(3,473)	(1,191)

Net cash (used in) investing activities	(6,444)	(7,453)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	1,258	645
Net increase in interest bearing deposits	6,295	2,923

Net cash provided by financing activities	7,553	3,568

Net increase (decrease) in cash and cash equivalents	$709	$(4,136)

Cash and Cash Equivalents
Beginning	344	4,968

Ending	$1,053	$832

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$118	$1

Change in unrealized gain (loss) on available for sale securities	$(73)	$(1)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004, and results of operations for the three and six month periods ended June 30, 2004, and for the period from April 29, 2003 (inception) to June 30, 2003, changes in shareholders’ equity and cash flows for the six month period ended June 30, 2004, and for the period from April 29, 2003 (inception) to June 30, 2003. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of June 30, 2004, are as follows:

	June 30, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$8,651	$—	$(105)	$8,546
Other securities, restricted	162	—	—	162

	$8,813	$—	$(105)	$8,708

Proceeds from the maturities and the calls of securities available for sale in 2004 were $6.6 million. There were no realized gains or losses.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are fifteen accounts in the portfolio that have unrealized losses at June 30, 2004. These losses are relative to the market rates and the timing of purchases and are not a material concern.

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$8,046	$(105)	$—	$—	$8,046	$(105)

Note 3. Loans

The consolidated loan portfolio is composed of the following:

(Dollars in thousands)	June 30, 2004	Percentage
Loans secured by real estate:
Construction and land development	$383	4.23%
Secured by 1-4 family residential	2,063	22.81%
Nonfarm, nonresidential	2,697	29.82%
Loans to farmers (except those secured by real estate)	261	2.89%
Commercial loans (except those secured by real estate)	2,124	23.48%
Loans to individuals (except those secured by real estate)	1,517	16.77%

Total loans	$9,045	100.00%
Less: Allowance for loan losses	87

Loans, net	$8,958

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2003	$56
Provision charged to operating expense	31

Balance, June 30, 2004	$87

The Company had no non-accrual status, impaired loans, or loans 90 days past due and still accruing interest at June 30, 2004.

Note 5. Net Loss Per Common Share

At June 30, 2004, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 561,137. The Company has not granted stock options and all 102,500 warrants outstanding were considered anti-dilutive, therefore, basic and diluted earnings (loss) per share was $(.28) for the quarter ended June 30, 2004 and $(.54) for the six months ended June 30, 2004. For the period from April 29, 2003 (inception) to June 30, 2003, basic and diluted earnings (loss) per share was $(.35).

Note 6. Warrants

As of June 30, 2004, there were 102,500 warrants at an exercise price of $10.00 issued and outstanding. All of these warrants were held by the organizing directors of the Company and will vest in pro rata increments over a four year period. As of June 30, 2004, 25,625 warrants were vested but not exercised.

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

Critical Accounting Policies

The financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change and require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Allowance for Loan Losses. The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance in the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and, the loan grading system.

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

Financial Condition

At June 30, 2004, CNB Bancorp, Inc. had total assets of $20.6 million compared to $13.5 million at December 31, 2003. During the first six months of 2004, total assets increased by $7.1 million, or 52.6%, when compared to total assets at December 31, 2003. The increase in total assets is primarily due to a $3.4 million increase in net loans and $2.4 million increase in securities available for sale resulting from deposit growth. At June 30, 2004, assets consisted principally of cash and cash equivalents of $1.1 million, $8.7 million in securities available for sale, $9.0 million in loans, net of allowance for loan losses, and $1.7 million in premises and equipment, net of accumulated depreciation.

Total liabilities at June 30, 2004 were $16.6 million, compared to $9.2 million at December 31, 2003. Total liabilities at June 30, 2004 consisted primarily of $2.4 million in non-interest bearing deposits and $14.2 million in interest bearing deposits. Non-interest bearing deposits increased $1.3 million, or 118.2%, and interest bearing deposits increased $6.3 million, or 79.7%, in the first six months of 2004.

As of June 30, 2004, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $1.2 million. CNB had no loans classified as non-accrual, impaired, or 90 days past due and still accruing interest at June 30, 2004.

Capital Resources

At June 30, 2004, consolidated shareholders’ equity was $4.0 million or 19.5% of total assets compared to $4.3 million or 31.9% of total assets at December 31, 2003. The Company’s common stock had a tangible book value of $7.07 per share at June 30, 2004 compared to $7.74 per share at December 31, 2003.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2004 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$4,159	34.36%	$968	8.00%	N/A	N/A
Bank	$4,023	33.24%	$968	8.00%	$1,210	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$4,073	33.65%	$484	4.00%	N/A	N/A
Bank	$3,936	32.52%	$484	4.00%	$726	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$4,073	21.37%	$762	4.00%	N/A	N/A
Bank	$3,936	20.65%	$762	4.00%	$953	5.00%

Results of Operations

CNB had a net loss of $157,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2004, CNB’s net loss was $303,000. This loss resulted from normal operating expenses incurred. Asset size and interest income have not reached the break-even point given the level of infrastructure and staffing required to be in place to open and operate the Bank. For the period from April 29, 2003 (inception) to June 30, 2003, the Company has a net operating loss of $195,000.

Total interest income for the three month and six month periods ended June 30, 2004 were $172,000 and $306,000, respectively. Total interest expense for the three month and six month periods ended June 30, 2004 were $79,000 and $136,000, respectively. Total interest income and total interest expense for the period from April 29, 2003 (inception) to June 30, 2003 were $19,000 and $6,000, respectively.

Total non-interest income for the quarter ended June 30, 2004 was $38,000, consisting primarily of other fees and commissions and non-sufficient fund income. For the same period, total non-interest expense was $271,000. Personnel expense and occupancy and equipment expense accounted for 46.9% and 12.5% of non-interest expense, respectively. For the six months ended June 30, 2004, total non-interest income and total non-interest expense were $71,000 and $513,000, respectively. Other fees and commissions represented 57.7% of total non-interest income for the six month period ended June 30, 2004. For the same period, personnel expense accounted for 47.4% of non-interest expense. For the period from April 29, 2003 (inception) to June 30, 2003, non-interest income was $2,000 from other fees and commissions and non-sufficient fund income, and non-interest expense was $200,000.

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

Recent Accounting Pronouncements

During the first six months of 2004, there have been no new recent accounting pronouncements issued. Relevant pronouncements are incorporated by reference to CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

(e) Not applicable.

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders of the Company was held on May 4, 2004.

(b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2007:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
Judy D. Brown	383,037	1,000	—

Harold F. Demsko	382,737	1,300	—

Clem E. Dalton	363,037	21,300	—

Gene E. Worrell	382,937	1,100	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Name	Year
Allen E. Brown	2005

J. Larry Darden	2006

James E. Laine	2006

Susan W. O’Connell	2005

Marcia C. Patterson	2005

Gerald D. Schiemberg	2005

Michael G. Smith	2006

G. Stewart Tyler	2006

(c) There were no other matters voted upon by the shareholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Exhibit
31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: August 13, 2004	BY:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr.
President and Chief Executive Officer

DATE: August 13, 2004	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer