Form 10QSB
period 2004-09-30
CNB BANCORP INC/VA
filed 2004-11-12
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

Commission File Number: 000-50729

CNB Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Virginia	54-2059214
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11407 Windsor Blvd., Windsor, VA 23487

(Address of principal executive offices)

(757) 242-4422

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 25, 2004, 563,687 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

	Item 1- Financial Statements of CNB Bancorp, Inc.	1

	Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003	1

	Consolidated Statements of Operations (unaudited) for the quarters ended September 30, 2004 and 2003, the nine months ended September 30, 2004, and for the period from April 29, 2003 (inception) to September 30, 2003	2

	Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2004 and for the period from April 29, 2003 (inception) to September 30, 2003	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and for the period from April 29, 2003 (inception) to September 30, 2003	4

	Notes to Consolidated Financial Statements (unaudited)	5-7

	Item 2 - Management’s Discussion and Analysis or Plan of Operation	7-11

	Item 3. - Controls and Procedures	11

.PART II.	OTHER INFORMATION

	Item 1 - Legal Proceedings	12

	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	12

	Item 3 - Defaults Upon Senior Securities	12

	Item 4 - Submission of Matters to a Vote of Security Holders	12

	Item 5 - Other Information	12

	Item 6 - Exhibits	12

	Signatures	13

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$392	$196
Federal funds sold	—	148
Securities available-for-sale, at fair value (amortized cost of $7,112 on September 30, 2004 and $6,312 on December 31, 2003)	7,074	6,280
Loans, net of allowance for loan losses of $117 on September 30, 2004 and $56 on December 31, 2003	11,118	5,516
Premises and equipment, net	1,757	1,299
Other assets	171	89

Total assets	$20,512	$13,528

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$1,791	$1,129
Interest bearing deposits	14,694	7,880

Total deposits	16,485	9,009
Accrued interest payable	36	16
Federal funds purchased	60	—
Other liabilities	33	159

Total liabilities	16,614	9,184

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 562,887 issued and outstanding at September 30, 2004 and 561,137 issued and outstanding at December 31, 2003	6	6
Additional paid-in capital	5,418	5,401
Retained earnings (deficit)	(1,488)	(1,031)
Accumulated other comprehensive income (loss)	(38)	(32)

Total shareholders’ equity	3,898	4,344

Total liabilities and shareholders’ equity	$20,512	$13,528

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Dollars in thousands, except per share data)	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Period From April 29, 2003 (Inception) to September 30, 2003
Interest and Dividend Income
Loans, including fees	$165	$39	$393	$45
Investment securities, taxable	42	17	101	19
Federal funds sold and other	6	9	25	20

Total Interest Income	213	65	519	84

Interest Expense,
Deposits	89	27	225	33

Total Interest Expense	89	27	225	33

Net Interest Income	124	38	294	51

Provision for Loan Losses	30	18	61	28

Net Interest Income after Provision for Loan Losses	94	20	233	23

Non-Interest Income
Service charges on deposit accounts	3	1	7	1
Other fees and commissions	21	4	62	5
Other income	16	1	42	2

Total Non-Interest Income	40	6	111	8

Non-Interest Expense
Personnel	146	112	389	210
Occupancy and equipment	27	31	93	62
Professional fees	34	9	96	26
Advertising	8	10	25	21
Computer services	26	26	69	30
Other	47	52	129	91

Total Non-Interest Expense	288	240	801	440

Net (Loss)	$(154)	$(214)	$(457)	$(409)

Earnings (loss) per share, basic and diluted	$(0.27)	$(0.38)	$(0.81)	$(0.73)

Weighted average shares outstanding, basic and diluted	562,735	561,137	561,673	561,137

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004 and For the Period from April 29, 2003 (inception) to September 30, 2003 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive (Loss)	Comprehen-sive (Loss)	Total

Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

Exercise of warrants	1,750	—	17	—	—		17

Comprehensive income(loss):
Net loss	—	—	—	(457)	—	$(457)	(457)
Other comprehensive income, unrealized (loss) on securities available for sale	—	—	—	—	(6)	(6)	(6)

Total comprehensive (loss):	—	—	—	—	—	$(463)	—

Balance - September 30, 2004	562,887	$6	$5,418	$(1,488)	$(38)		$3,898

Balance - April 29, 2003	561,137	$6	$5,401	$(439)	$—		$4,968

Comprehensive income(loss):
Net loss	—	—	—	(409)	—	$(409)	(409)
Other comprehensive income, unrealized (loss) on securities available for sale	—	—	—	—	(18)	(18)	(18)

Total comprehensive (loss):	—	—	—	—	—	$(427)	—

Balance - September 30, 2003	561,137	$6	$5,401	$(848)	$(18)		$4,541

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)	For the Nine Months ended September 30, 2004	For the Period from April 29, 2003 (Inception) to September 30, 2003
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(457)	$(409)
Provision for loan losses	61	28
Depreciation and amortization	62	18
Amortization of securities (discounts) and premiums	(1)	(1)
Changes in:
Interest receivable	(56)	(30)
Other assets	(31)	(63)
Interest payable	20	10
Other liabilities	(126)	4

Net cash (used in) operating activities	(528)	(443)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(9,900)	(10,558)
Proceeds from calls and maturities of available-for-sale securities	9,100	4,050
Purchase of property and equipment	(514)	(771)
Net increase in loans	(5,663)	(3,632)

Net cash (used in) investing activities	(6,977)	(10,911)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	662	935
Net increase in interest bearing deposits	6,814	5,851
Issuance of common stock	17	—
Net increase in federal funds purchased	60	—

Net cash provided by financing activities	7,553	6,786

Net increase (decrease) in cash and cash equivalents	$48	$(4,568)

Cash and Cash Equivalents
Beginning	344	4,968

Ending	$392	$400

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$205	$23

Change in unrealized (loss) on available for sale securities	$(6)	$(18)

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

During organization, the Company’s operations, pre-opening expenses and capital costs from April 23, 2001 through the opening of the Bank were funded by and conducted through CNB Bancorp, LLC (the LLC), a limited liability company formed by the Company’s organizing directors. The Company closed its public offering to sell shares of its common stock at $10.00 per share on December 31, 2002. The offering raised $5.4 million, net of offering expenses. Upon opening the Bank, the Company used the offering proceeds to reimburse the LLC and the LLC was dissolved. The amount of the pre-opening expenses paid by the LLC was $439,000 and the proceeds of the offering, net of offering costs and pre-opening expenses, totaled $4.97 million.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004; the results of operations for the three month periods ended September 30, 2004 and 2003; the nine month periods ended September 30, 2004, and for the period from April 29, 2003 (inception) to September 30, 2003; and changes in shareholders’ equity and cash flows for the nine month period ended September 30, 2004, and for the period from April 29, 2003 (inception) to September 30, 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of September 30, 2004 and December 31, 2003, are as follows:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(Dollars in thousands)
U.S. Government and federal agencies	$6,950	$2	$(40)	$6,912
Other securities, restricted	162	—	—	162

	$7,112	$2	$(40)	$7,074

(Dollars in thousands)	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,150	$7	$(39)	$6,118
Other securities, restricted	162	—	—	162

	$6,312	$7	$(39)	$6,280

Proceeds from available for sale securities that matured or were called by their issuers in 2004 were $9.1 million. There were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of the bonds, generally as rates have risen. There are twelve accounts in the portfolio that have unrealized losses at September 30, 2004. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively effect the Company’s operations, but remain subject to internal monitoring and controls.

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$4,666	$(34)	$244	$(6)	$4,910	$(40)

Note 3. Loans

The consolidated loan portfolio at September 30, 2004 and December 31, 2003 is composed of the following:

(Dollars in thousands)	September 30, 2004	Percentage	December 31, 2003	Percentage
Loans secured by real estate:
Construction and land development	$583	5.19%	$109	1.96%
Secured by 1-4 family residential	2,514	22.38%	998	17.91%
Nonfarm, nonresidential	3,788	33.72%	1,630	29.25%
Loans to farmers (except those secured by real estate)	305	2.71%	3	0.05%
Commercial loans (except those secured by real estate)	1,808	16.09%	1,721	30.89%
Loans to individuals (except those secured by real estate)	2,237	19.91%	1,111	19.94%

Total loans	$11,235	100.00%	$5,572	100.00%
Less: Allowance for loan losses	117		56

Loans, net	$11,118		$5,516

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2003	$56
Provision charged to operating expense	61

Balance, September 30, 2004	$117

At September 30, 2004, the Company had one loan on non-accrual status, totaling $46,000. The Company had no other impaired loans or loans 90 days past due and still accruing interest at September 30, 2004.

Note 5. Net Loss Per Common Share

At September 30, 2004, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 562,735 and 561,673 for the three and nine months ended September 30, 2004, respectively. The Company has not granted stock options and all 100,750 warrants outstanding were considered anti-dilutive.

Note 6. Warrants

As of September 30, 2004, there were 100,750 warrants at an exercise price of $10.00 issued and outstanding. All of these warrants were held by the organizing directors of the Company and began vesting January 1, 2004, and will vest in pro rata increments over a four year period, on each successive January 1, through and including January 1, 2007. As of September 30, 2004, 23,875 warrants were vested but not exercised.

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

CNB’s operations from April 23, 2001 through the opening of the Bank, which occurred on April 29, 2003, were funded by and conducted through CNB Bancorp, LLC, a limited liability company formed by the organizing directors.

The Bank received final approval from the Office of the Comptroller of Currency (OCC) on April 28, 2003 and began operations on April 29, 2003. CNB invested capital of $5.25 million in the Bank immediately prior to the Bank’s opening, acquiring 100% of the Bank’s stock. CNB and the Bank reimbursed CNB Bancorp, LLC for organizational and pre-opening expenditures funded by CNB Bancorp, LLC and allocable to CNB and the Bank.

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

Financial Condition

At September 30, 2004, CNB Bancorp, Inc. had total assets of $20.5 million compared to $13.5 million at December 31, 2003. During the first nine months of 2004, total assets increased by $7.0 million, or 51.9%, when compared to total assets at December 31, 2003. The increase in total assets is primarily due to a $5.6 million increase in net loans and a $794,000 increase in securities available for sale resulting from deposit growth. At September 30, 2004, assets consisted principally of cash and cash equivalents of $392,000, $7.1 million in securities available for sale, $11.1 million in loans, net of allowance for loan losses, and $1.8 million in premises and equipment, net of accumulated depreciation.

Total liabilities at September 30, 2004 were $16.6 million, compared to $9.2 million at December 31, 2003. Total liabilities at September 30, 2004 consisted primarily of $1.8 million in non-interest bearing deposits and $14.7 million in interest bearing deposits. Non-interest bearing deposits increased $662,000, or 58.6%, and interest bearing deposits increased $6.8 million, or 86.5%, in the first nine months of 2004.

As of September 30, 2004, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $1.4 million. At September 30, 2004, CNB had one loan totaling $46,000 classified as non-accrual. CNB had no other loans classified as impaired or 90 days past due and still accruing interest at September 30, 2004.

Capital Resources

At September 30, 2004, consolidated shareholders’ equity was $3.9 million or 19.0% of total assets compared to $4.3 million or 31.9% of total assets at December 31, 2003. The Company’s common stock had a tangible book value of $6.92 per share at September 30, 2004 compared to $7.74 per share at December 31, 2003.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2004 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$4,053	29.53%	$1,098	8.00%	N/A	N/A
Bank	$3,919	28.55%	$1,098	8.00%	$1,373	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,936	28.67%	$549	4.00%	N/A	N/A
Bank	$3,803	27.70%	$549	4.00%	$824	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,936	19.31%	$815	4.00%	N/A	N/A
Bank	$3,803	18.66%	$815	4.00%	$1,019	5.00%

Results of Operations

CNB had a net loss of $154,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2004, CNB’s net loss was $457,000. This loss resulted from normal operating expenses incurred. Asset size and interest income have not reached the break-even point given the level of infrastructure and staffing required to be in place to open and operate the Bank. For the three months ended September 30, 2003, CNB had a net loss of $214,000. For the period from April 29, 2003 (inception) to September 30, 2003, the Company had a net operating loss of $409,000.

Total interest income for the three month and nine month periods ended September 30, 2004 were $213,000 and $519,000, respectively. Total interest expense for the three month and nine month periods ended September 30, 2004 were $89,000 and $225,000, respectively. For the three months ended September 30, 2003, total interest income was $65,000, and total interest expense was $27,000. Total interest income and total interest expense for the period from April 29, 2003 (inception) to September 30, 2003 were $84,000 and $33,000, respectively.

Total non-interest income for the quarter ended September 30, 2004 was $40,000, consisting primarily of other fees and commissions and non-sufficient fund income. For the same period, total non-interest expense was $288,000. Personnel expense and occupancy and equipment expense accounted for 50.7% and 9.4% of non-interest expense, respectively. For the nine months ended September 30, 2004, total non-interest income and total non-interest expense were $111,000 and $801,000, respectively. Other fees and commissions represented 55.9% of total non-interest income for the nine month period ended September 30, 2004. For the same period, personnel expense accounted for 48.6% of non-interest expense. Non-interest income for the three months ended September 30, 2003 was $6,000, while non-interest expense was $240,000. For the period from April 29, 2003 (inception) to September 30, 2003, non-interest income was $8,000 from other fees and commissions and non-sufficient fund income, and non-interest expense was $440,000.

Liquidity and Interest Rate Sensitivity

CNB raised $5.4 million, net of an offering expense of $205,000, in its initial public offering which was closed December 31, 2002. The Company used these funds to purchase 100% of the shares of the Bank for $5.25 million and for working capital. CNB management believes this working capital amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that CNB will achieve any particular level of profitability.

Net interest income, CNB’s primary source of consolidated earnings, will fluctuate with changes to prevailing interest rates. To lessen the impact of these interest rate changes, CNB intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on net interest income. CNB will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks.

CNB will evaluate regularly the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To manage effectively the balance sheet’s liability mix, CNB plans to focus on expanding the Bank’s deposit base and converting assets to cash as necessary.

As the Bank’s operations grow, CNB will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s Asset and Liability Management Committee will meet on a quarterly basis to develop a strategy for the upcoming period. The committee’s strategy will include anticipating future interest rate movements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. CNB can obtain these funds by converting assets to cash, by attracting new deposits, or by seeking alternate sources of funding such as those provided by the Federal Home Loan Bank. The Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity.

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts,Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material, pending legal proceedings to which CNB or its subsidiary is a party or of which any of their property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) Required 8-K Disclosures. None

(b) Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6. EXHIBITS

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

CNB BANCORP, INC.
(Registrant)

DATE: November 12, 2004	BY:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr.
President and Chief Executive Officer

DATE: November 12, 2004	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer