Form 10KSB
period 2004-12-31
CNB BANCORP INC/VA
filed 2005-03-25
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-50729

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $928,000.

The aggregate market value of common stock held by non-affiliates (shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 17, 2005 was $4,901,450. This calculation is based upon an estimate of the fair market value of the Company’s common stock at $12.50 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 17, 2005, 564,937 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 4, 2005 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 3, 2005, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

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

During its organization, the Company’s operations, pre-opening expenses and capital costs from April 23, 2001 through the opening of the Bank were funded by and conducted through CNB Bancorp, LLC (the “LLC”), a limited liability company formed by the Company’s organizing directors. The Company closed its public offering on December 31, 2002. The offering raised $5.4 million, net of offering expenses. Upon opening the Bank, the Company and the Bank used part of the offering proceeds to reimburse the LLC for operational and pre-opening expenses related to the Company and the Bank and the LLC was subsequently dissolved. The amount of the pre-opening expenses paid by the LLC was $439,000 and represents the opening retained deficit balance on the consolidated statement of shareholders’ equity. The proceeds of the offering, net of offering expenses, are shown as the beginning balances of common stock and additional paid-in capital on the consolidated statement of shareholders’ equity. The proceeds of the offering net of offering expenses and pre-opening expenses totaled $4.97 million and are shown as the beginning cash balance on the consolidated statement of cash flows for the period ended December 31, 2003.

We have chosen this holding company structure because we believe it provides flexibility that would not otherwise be available to us. Subject to Federal Reserve debt guidelines, through a holding company structure, we can assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, a holding company may engage in activities that are financial in nature or incidental or complementary to a financial activity including some insurance transactions, real estate development activities and merchant banking activities, which a bank may not do. Although we do not presently intend to engage in these types of activities, we will be able to do so with a proper notice or filing to the Federal Reserve if we believe that there is a need for these services in our market area and that these activities could be profitable.

Citizens National Bank

Citizens National Bank received final approval to become a national bank from the Office of the Comptroller of Currency (OCC) on April 28, 2003 and began operations on April 29, 2003. CNB invested capital of $5.25 million in Citizens National Bank immediately prior to the Bank’s opening, acquiring 100% of the Bank’s stock. From this initial capital infusion from the Company, the Bank reimbursed CNB Bancorp, LLC for its pre-opening expenses.

Market Area and Competition. Our primary service area consists of the 15-mile radius surrounding our main office location in the Town of Windsor, Virginia. This area includes all of the County of Isle of Wight, the Cities of Franklin and Suffolk, and portions of Southampton, Surry and Sussex Counties.

Isle of Wight County and the adjacent City of Suffolk are growing marketplaces that we believe will support the expected growth of Citizens National Bank. The population of Isle of Wight County grew 18.7% from 1990 to 2000, increasing from 25,053 to 29,728 during such decade. Given its consistent economic base, which includes five industrial parks, we believe that Isle of Wight County is positioned to continue its growth trend during the next ten years.

As of December 31, 2004, our primary service area was serviced by 12 financial institutions with 29 banking offices, and there was only one other bank operating in the Town of Windsor. Almost all of the institutions operating within our primary service area are large national, regional or super-regional banks. With the exception of two local banks, Farmers Bank and SuffolkFirst Bank, none of these financial institutions are headquartered in our primary service area.

The majority of our competitors have substantially greater resources and lending limits than Citizens National Bank has and provide other services, such as extensive and established branch networks and trust services, which we do not expect to provide in the near future. As a result of these competitive factors, Citizens National Bank may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers.

Lending Policy. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2004, the Bank’s loan portfolio was comprised of the following:

Loan Classification	Percentage of Total Loans
Real estate-related loans	63.7%

Commercial loans	17.0%

Consumer loans	19.3%

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

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan and the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum principal amount equal to either:

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

Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and non-farm, non-residential loans secured by real estate (typically owner-occupied commercial buildings). The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 80%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. The Bank also offers home equity lines of credit, which equaled approximately 3.2% of the Bank’s total loans, as of December 31, 2004, and have interest rate terms that are variable rather than fixed.

As of December 31, 2004, approximately 32.1% of the Bank’s real estate-related loans had interest rate terms that are variable or carried a term of 12 months or less. Additionally, the terms of the Bank’s real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder’s ability to sell the home to a buyer, the buyer’s ability to obtain permanent financing and the construction project’s ability to produce income in the interim.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to medium-size businesses whose demands for funds fall within the legal lending limits of the Bank. The Bank’s commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank’s commercial loans as of December 31, 2004, approximately 89.2% were adjustable-rate loans or mature within one year and 10.6% had maturities extending beyond 12 months but less than 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

Other Banking Services. In addition to its lending and deposit products and services, the Bank offers mortgage brokering, debit cards, travelers’ checks, notary public services, wire services, safe deposit box rental, ATM services and other traditional bank services to its customers.

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

Employees. As of December 31, 2004, the Bank has a total of 12 full time equivalent employees. CNB does not have any employees who are not also employees of Citizens National Bank.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the refutable presumption of control.

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

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us. Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2004, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly, and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory.” Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, the consolidated ratio of total capital to risk-weighted assets was 25.9% and the consolidated ratio of Tier 1 Capital to risk-weighted assets was 24.9%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, the consolidated leverage ratio was 17.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Certain amendments to the FCRA (the FCRA Amendments) became effective during the fourth quarter of 2004.

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

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

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (USA PATRIOT), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (OFAC). These statures, rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program under Section 326 of the USA PATRIOT Act and the Bank Secrecy Act and has otherwise implemented procedures and policies to comply with those rules.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.	DESCRIPTION OF PROPERTIES

Banking operations began in the second quarter of 2003 at a temporary modular facility that was located on the site for our permanent office building, located at 11407 Windsor Blvd., Windsor, Virginia. We leased the modular facility at a monthly rate of approximately $4,500 until the completion of the construction of our permanent facility. Construction of our permanent office building, with approximately 7,000 square feet of finished office space with space for expansion, began in August, 2003 and was completed in March, 2004, at which time we began operations in the permanent office building.

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

There is currently no public trading market for the Company’s common stock. To the Company’s knowledge, the last price at which our stock was sold was $12.50 per share on February 17, 2005. As of December 31, 2004, we had approximately 947 shareholders of record.

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of CNB. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Overview

The Company is headquartered in Windsor, Virginia and conducts its primary operations through its wholly owned subsidiary, Citizens National Bank. The Bank is a community bank serving the County of Isle of Wight, the Cities of Franklin and Suffolk, and portions of Southampton, Surry and Sussex Counties with one full service branch.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2004 was characterized by managed increases in interest rates by the Federal Reserve intended to stabilize the economy and stimulate industrial economic growth. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

The Company began operations on April 29, 2003. As of December 31, 2004, total assets were $21.4 million, consisting primarily of securities of $6.0 million, loans, net of allowance for loan losses, of $12.8 million and premises and equipment of $1.7 million. Comparatively, at December 31, 2003, total assets were $13.5 million, which consisted primarily of securities of $6.3 million, loans, net of allowance for loan losses, of $5.5 million and premises and equipment of $1.3 million. At December 31, 2004, total deposits were $17.6 million compared to total deposits at December 31, 2003 of $9.0 million. Interest bearing deposits at December 31, 2004 and 2003 were $15.6 million and $7.9 million, respectively. For the year ended December 31, 2004, the Company had a net operating loss of $651,000 compared to a net operating loss of $592,000 for the period from April 29, 2003 to December 31, 2003.

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5, Accounting for Contingencies. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant economic factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards. Since the Company has only been in operation since April 29, 2003 and has not shown a profit since opening, it is management’s opinion that it is prudent at this time to only recognize the deferred tax asset to the extent that income tax benefits are realized. The Company has determined that since it does not have a proven earnings record, that it is more likely than not that some portion of the deferred tax asset may not be realized.

Results of Operations

Net Income(Loss)

It is normal for new banks to experience operating losses in their formative years through start up and operating expenses. For the year ended December 31, 2004, the Company’s net loss from operations was $651,000, a ($1.16) loss per basic and diluted share. Eight months of operations resulted in net loss from operating activities of $592,000 for the period ended December 31, 2003. This created a loss per basic and diluted share of ($1.06). Return on average assets (ROA) measures how effectively CNB employs its assets to produce net income. For the year ended December 31, 2004, ROA was (3.43%). For the period from inception to December 31, 2003, ROA was (5.85%). Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE for the year ended December 31, 2004 was (16.13%) compared with (12.78%) for the eight month period ended December 31, 2003. Average equity to average assets was 21.28% and 45.80% at December 31, 2004 and 2003, respectively.

TABLE 1: Average Balances, Interest Income and Expense, Yields and Rates

The following table shows the average balance sheet for the year ended December 31, 2004 and the period ended December 31, 2003. In addition, the amount of interest earned on earning assets, with related yields and interest on interest bearing liabilities, together with rates, is shown.

	2004			2003
(Dollars in thousands)	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE (1)
Assets:
Securities, taxable	$5,249	$145	2.76%	$2,803	$50	2.64%
Loans	9,047	606	6.70%	2,845	123	6.39%
Federal funds sold	2,565	27	1.05%	3,472	24	1.02%

Total earnings assets	16,861	$778	4.61%	9,120	$197	3.19%
Less: Allowance for loan losses	(91)			(19)
Total non-earning assets	2,200			1,018

Total Assets	$18,970			$10,119

Liabilities and shareholders’ equity:
Interest bearing deposits:
Checking	$743	$7	0.94%	$335$	$2	0.88%
Money market savings	1,156	16	1.38%	530	4	1.12%
Regular savings	1,066	12	1.13%	356	3	1.25%
Time Deposits:
$100,000 and over	2,756	84	3.05%	1,029	21	3.02%
Under $100,000	7,302	199	2.73%	2,389	44	2.72%

Total interest bearing deposits	13,023	$318	2.44%	4,639	$74	2.36%
Non-interest bearing liabilities:
Demand deposits	1,840			831
Other liabilities	70			15

Total liabilities	14,933			5,485
Shareholders’ equity	4,037			4,634

Total Liabilities and Shareholders’ equity	$18,970			$10,119

Net interest income		$460			$123

Interest rate spread			2.17%			0.83%

Interest expense to average earning assets			1.89%			1.20%

Net interest margin			2.73%			1.99%

(1)	The yields/rates have been computed and annualized based upon the commencement of operations on April 29, 2003.

The following table describes the impact on the interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate and Volume Analysis

	Years ended December 31,
	2004 compared to 2003
	Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Securities	$95	$5	$90
Loans	483	10	473
Federal funds sold	4	0	4

Total interest income	582	15	567

Interest expense:
Interest bearing deposits:
Checking	5	0	5
Money market savings	12	2	10
Regular savings	10	0	10
Time Deposits:
$100,000 and over	63	0	63
Under $ 100,000	155	0	155

Total interest bearing deposits	245	2	243

Net interest income	$337	$13	$324

Net Interest Income

Net interest income, CNB’s primary source of consolidated earnings, is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. As the Bank did not begin its operations until April 29, 2003, it has had limited operations from which to generate revenues. Other factors affecting net interest income included paying higher interest rates to attract depositors and extending credit with lower interest rates to attract borrowers. For the period from April 29, 2003 to December 31, 2003, interest income and interest expense were $197,000 and $69,000, respectively. For the year ended December 31, 2004, interest income was $778,000, a $581,000, or 294.9%, increase over the interest income of $197,000 for the period ended December 31, 2003. Interest expense for the year ended December 31, 2004 was $318,000. The increase in interest revenues and expenses were directly related to growth in loans and deposits and interest rate increases.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this importance and continues to review and consider areas where non-interest income can be increased. Non-interest income for the year ended December 31, 2004 was $150,000, compared to $28,000 for the period ended December 31, 2003. Fees generated from non-sufficient fund/overdraft accounts represented $16,000 of income in other fees and commissions for the period ended December 31, 2003. During the fourth quarter of 2003, the Bank began brokering fixed rate mortgages, which provided $2,000 of other operating income. Main sources of non-interest income for the year ended December 31, 2004 were $80,000 from non-sufficient fund/overdraft accounts, $22,000 from fixed rate mortgage brokerage fees, $14,000 from shares owned in a local title insurance agency, and $12,000 from debit card and ATM activity.

TABLE 3: Non-Interest Income

(Dollars in thousands)	Year Ended December 31, 2004	Period Ended December 31, 2003
Service charges on deposit accounts	$11	$2
Other fees and commissions	86	17
Other operating income	53	9

Total non-interest income	$150	$28

Non-Interest Expense

Improving operating efficiency is as important to management as enhancing non-interest income. Higher non-interest expenses are expected during the first years of operation. Non-interest expenses shown below for the period ended December 31, 2003 were incurred during eight months of operation. For 2004 to 2003 comparative relevance, the amounts shown for the period ended December 31, 2003 must be annualized. Major components of other operating expenses for the year ended December 31, 2004 are ATM expense – $25,000, insurance – $20,000, and regulatory assessments – $18,000. For the period ended December 31, 2003, major components of other operating expenses were training – $18,000 and supplies and stationary – $21,000.

TABLE 4: Non-Interest Expense

(Dollars in thousands)	Year Ended December 31, 2004	Period Ended December 31, 2003
Personnel	$576	$351
Occupancy and equipment	130	87
Professional fees	147	49
Advertising	33	29
Computer services	98	51
Other operating expenses	182	125

Total non-interest expense	$1,166	$692

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

TABLE 5: Allowance for Loan Losses

(Dollars in thousands)	Year Ended December 31, 2004	Period Ended December 31, 2003
Allowance, beginning of period	$56	$—
Provision for loan losses	95	56

Total provision for loan losses	151	56
Loans charged off	—	—
Recoveries of loans previously charged off	—	—

Allowance, end of period	$151	$56

The allocation of the allowance at December 31, 2004 and 2003 and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	2004		2003
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Commercial and industrial	$16	16.95%	$11	30.89%
Real estate commercial	41	32.32	11	29.31
Real estate consumer	21	31.42	5	19.87
Consumer installment	34	19.31	9	19.93
Unallocated	39	N/A	20	N/A

Balance, December 31	$151	100.00%	$56	100.00%

Financial Condition

Summary

A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining profitability while maintaining an acceptable level of risk. At December 31, 2004, the Company had $21.4 million in total assets. Interest-earning assets were $19.2 million and interest-bearing liabilities were $15.6 million. At December 31, 2003, the Company had $13.5 million in total assets. Interest-earning assets and interest-bearing liabilities were $12.0 million and $7.9 million, respectively.

Loan Portfolio

CNB’s loan portfolio is its largest and most profitable component of earning assets, totaling 67.6% of interest-earning assets at December 31, 2004 and 46.4% at December 31, 2003. The Company, through the bank, engages in a wide range of lending activities, which include one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. CNB continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.

TABLE 7: Loan Portfolio

	December 31,
(Dollars in thousands)	2004	2003
Commercial and industrial	$1,991	$1,721
Real estate construction	886	109
Real estate mortgage:
Residential (1-4 family)	2,767	809
Home equity lines	418	189
Non-farm, non-residential (1)	4,187	1,630
Agricultural	205	3
Consumer installment	2,501	1,111

Total loans	$12,955	$5,572

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

Non-farm, non-residential loans are typically owner-occupied commercial buildings. At December 31, 2004, non-farm, non-residential loans were 32.3% of the total portfolio, compared to 29.3% at December 31, 2003. Commercial, industrial and agricultural loan portfolio consists of secured and unsecured loans to small businesses, comprising 17.0% and 30.9% of the total portfolio at December 31, 2004 and 2003, respectively.

CNB’s unfunded loan commitments totaled $2.1 million at December 31, 2004 and $909,000 at December 31, 2003.

The following table reflects the maturity distribution of selected loan categories at December 31, 2004.

TABLE 8: Remaining Maturities of Selected Loan Categories

(Dollars in thousands)	Commercial and Industrial, Agricultural	Real Estate - Construction
Variable Rate:
Within 1 year	$1,578	$732
1 to 5 years	5	—
After 5 years	—	—
Fixed Rate:
Within 1 year	194	116
1 to 5 years	415	38
After 5 years	4	—

Total Maturities	$2,196	$886

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

At December 31, 2004, the Company had nonperforming assets in the form of one non-accrual loan of $46,000. The Company did not have any other loans classified for regulatory purposes as loss or doubtful, delinquent loans of 90 days or more, or other real estate owned. At December 31, 2003, the Company did not have any nonperforming assets, loans classified for regulatory purposes as loss or doubtful, delinquent loans, or other real estate owned. There were no other loans classified for regulatory purposes as substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in our primary service area. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions of our primary service area. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2004.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Securities Portfolio

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity. Table 9 presents information pertaining to the composition of the securities portfolio. CNB manages its investment portfolio consistent with established policies that include guidelines for maturity distribution, rate sensitivity, and liquidity needs. The investment portfolio consists of securities available for sale, which may be sold in response to established policies. These securities are carried at estimated fair value, which was $6.0 million at December 31, 2004.

TABLE 9: Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$600	$596	2.10%
Maturing within 1 to 5 years	5,250	5,184	2.74
Maturing after 5 years	—	—	—

Total U.S. government agencies and corporations	5,850	5,780	2.67

Other securities, restricted:
Maturing within 1 year	—	—	—
Maturing within 1 to 5 years	—	—	—
Maturing after 5 years	176	176	5.82

Total other securities, restricted	176	176	5.82

Total securities:
Maturing within 1 year	600	596	2.10
Maturing within 1 to 5 years	5,250	5,184	2.74
Maturing after 5 years	176	176	5.82

Total Maturities	$6,026	$5,956	2.76%

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

Table 10 presents the average deposit balances and average rates paid for the periods ended December 31, 2004 and 2003. Table 11 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2004.

TABLE 10: Average Deposits and Rates Paid

	December 31,
	2004		2003
(In thousands)	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$1,840		$831
Interest bearing accounts:
Interest checking	743	0.94%	335	0.88%
Regular savings	1,066	1.13	356	1.25
Money market accounts	1,156	1.38	530	1.12
Time deposits:
$ 100,000 and greater	2,756	3.05	1,029	3.02
Under $ 100,000	7,302	2.73	2,389	2.72

Total interest bearing deposits	13,023	2.44%	4,639	2.36%

Total	$14,863		$5,470

TABLE 11: Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2004	$112	$675	$526	$1,643	$2,956	16.77%

Liquidity and Interest Rate Sensitivity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year. As a result of CNB’s management of liquid assets and the ability to generate liquidity through liability funding, management believes CNB maintains overall liquidity sufficient to satisfy its depositor’s requirements and meet its customers’ credit needs.

Although maintaining and increasing deposits will serve as the primary source of liquidity, CNB maintains additional sources of liquidity through a federal funds line with Community Bankers Bank. At December 31, 2004, cash, federal funds sold, securities available for sale, and loans maturing within one year were 34.9% of total deposits and liabilities.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The primary technique for managing interest rate risk exposure is management of the interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated to mature or re-price within that same time period. During a period of rising interest rates, a “positive gap” implies that net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In a period of falling interest rates, the opposite effect on net income is likely to occur. Table 12 sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2004.

TABLE 12: Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$—	$596	$5,184	$176	$5,956
Loans	5,154	1,161	6,483	157	12,955
Federal funds sold	258	—	—	—	258

Total	$5,412	$1,757	$11,667	$333	$19,169
Cumulative totals	$5,412	$7,169	$18,836	$19,169

Interest Bearing Liabilities
Interest checking (1)	$889	$—	$—	$—	$889
Savings (1)	1,267	—	—	—	1,267
Money Market (1)	1,514	—	—	—	1,514
Time Deposits	796	5,057	6,037	—	11,890

Total	$4,466	$5,057	$6,037	$—	$15,560
Cumulative totals	$4,466	$9,523	$15,560	$15,560

Interest sensitivity gap	$946	$(3,300)	$5,630	$333	$3,609
Cumulative interest sensitivity gap	$946	$(2,354)	$3,276	$3,609
Cumulative interest sensitivity gap to total interest earning assets	4.94%	-12.28%	17.09%	18.83%

(1)	Non-maturity, interest sensitive, deposits are classified as repriceable within 0-3 months, under the assumption that rates are subject to change weekly, at the discretion of management.

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

At December 31, 2004, consolidated shareholder’s equity was $3.7 million or 17.3% of total assets. At December 31, 2003, consolidated shareholders’ equity was $4.3 million or 32.1% of total assets compared to $5.0 or 97% of total assets at April 29, 2003 (date of inception). The Company’s common stock had a tangible book value of $6.54 per share at December 31, 2004 and $7.74 per share at December 31, 2003.

TABLE 13: Capital Analysis

	December 31,
(In thousands)	2004	2003
Tier 1 Capital:
Common stock	$6	$6
Capital surplus	5,439	5,401
Retained earnings (deficit)	(1,682)	(1,031)

Total Tier 1 capital	3,763	4,376

Tier 2 Capital:
Allowance for loan losses	151	56

Total risk-based capital	$3,914	$4,432

Risk weighted assets	$15,110	$7,970

CAPITAL RATIOS:
Tier 1 risk-based capital ratio	24.90%	54.91%
Total risk-based capital ratio	25.90%	55.61%
Tier 1 capital to average total assets	17.94%	35.18%

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2004 were unfulfilled loan commitments of $2.1 million. The Company had standby letters of credit as of December 31, 2004 in the amount of $86,000.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are included in this Item 7:

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2004 and 2003.

2.	Consolidated Statements of Operations for periods ended December 31, 2004 and 2003.

3.	Consolidated Statements of Changes in Shareholders’ Equity for periods ended December 31, 2004 and 2003.

4.	Consolidated Statements of Cash Flows for periods ended December 31, 2004 and 2003.

5.	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

CNB BANCORP, INC.

CONSOLIDATED BALANCESHEETS

	December 31,
(Dollars in thousands, except share data)	2004	2003
Assets
Cash and due from banks	$491	$196
Federal funds sold	258	148
Securities available-for-sale, at fair value (amortized cost of $6,026 on December 31, 2004 and $6,312 on December 31, 2003)	5,956	6,280
Loans, net of allowance for loan losses of $151 on
December 31, 2004 and $56 on December 31, 2003	12,804	5,516
Premises and equipment, net	1,738	1,299
Other assets	134	89

Total assets	$21,381	$13,528

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,065	$1,129
Interest bearing deposits	15,560	7,880

Total deposits	17,625	9,009
Accrued interest payable	35	16
Other liabilities	28	159

Total liabilities	17,688	9,184

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 564,937 issued and outstanding at December 31, 2004 and 561,137 issued and outstanding at December 31, 2003	6	6
Additional paid-in capital	5,439	5,401
Retained earnings (deficit)	(1,682)	(1,031)
Accumulated other comprehensive (loss)	(70)	(32)

Total shareholders’ equity	3,693	4,344

Total liabilities and shareholders’ equity	$21,381	$13,528

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)	For the Year Ended December 31, 2004	For the Period From April 29, 2003 (Inception) to December 31, 2003
Interest and Dividend Income
Loans, including fees	$606	$123
Investment securities, taxable	145	50
Federal funds sold	27	24

Total Interest and Dividend Income	778	197

Interest Expense,
Deposits	318	69

Total Interest Expense	318	69

Net Interest Income	460	128
Provision for Loan Losses	95	56

Net Interest Income after Provision for Loan Losses	365	72

Non-Interest Income
Service charges on deposit accounts	11	2
Other fees and commissions	86	17
Income from investment in title company	14	4
Mortgage broker fees	22	1
Other income	17	4

Total Non-Interest Income	150	28

Non-Interest Expense
Personnel	576	351
Occupancy and equipment	130	87
Professional fees	147	49
Advertising	33	29
Computer services	98	51
Other	182	125

Total Non-Interest Expense	1,166	692

Net (Loss)	$(651)	$(592)

Earnings (loss) per share, basic and diluted	$(1.16)	$(1.06)

Weighted average shares outstanding, basic and diluted	562,253	561,137

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2004 and For the Period from April 29, 2003 (Inception) to December 31, 2003

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive (Loss)	Comprehen- sive (Loss)	Total
Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344
Exercise of warrants	3,000	—	30	—	—		30
Exercise of stock options	800	—	8	—	—		8
Comprehensive (loss):
Net loss	—	—	—	(651)	—	$(651)	(651)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(38)	(38)	(38)

Total comprehensive (loss)	—	—	—	—	—	$(689)	—

Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693

Balance - April 29, 2003	561,137	$6	$5,401	$(439)	$—		$4,968
Comprehensive (loss):
Net loss	—	—	—	(592)	—	$(592)	(592)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(32)	(32)	(32)

Total comprehensive (loss)	—	—	—	—	—	$(624)	—

Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Year Ended December 31, 2004	For the Period from April 29, 2003 (Inception) to December 31, 2003
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(651)	$(592)
Provision for loan losses	95	56
Depreciation and amortization	87	28
Changes in:
Interest receivable	(47)	(47)
Other assets	(6)	(48)
Interest payable	19	16
Other liabilities	(131)	159

Net cash (used in) operating activities	(634)	(428)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(9,914)	(13,662)
Proceeds from calls and maturities of available-for-sale securities	10,200	7,350
Purchase of property and equipment	(518)	(1,321)
Net increase in loans	(7,383)	(5,572)

Net cash (used in) investing activities	(7,615)	(13,205)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	936	1,129
Net increase in interest bearing deposits	7,680	7,880
Issuance of common stock	38	—

Net cash provided by financing activities	8,654	9,009

Net increase (decrease) in cash and cash equivalents	$405	$(4,624)
Cash and Cash Equivalents
Beginning	344	4,968

Ending	$749	$344

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$299	$53

Change in unrealized (loss) on available for sale securities	$(38)	$(32)

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

Notes to Consolidated Financial Statements

NOTE 1: Organization and Significant Accounting Policies

CNB Bancorp, Inc. (the “Company” or “CNB”) was organized on November 12, 2001 to serve as a Virginia bank holding company for Citizens National Bank (the “Bank”). The Bank was organized as a national bank under the laws of the United States of America to engage in a general banking business serving the community in and around Windsor, Virginia. The Company was in organization during the period from April 23, 2001 through April 28, 2003. The financial statements reflect the costs associated with the period prior to the opening of the Bank as an accumulated deficit as of that date. These costs include salaries, legal and professional fees and other relevant expenditures. During this period, the Company had a net loss of $439,000.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair market value of held to maturity and available for sale securities below their cost that are deemed as other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for the period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined on the basis of the cost of the specific securities sold using the specific identification method.

Restricted Securities

The Company has elected to maintain an investment in the capital stock of certain correspondent banks. No ready market exists for this stock, and it has no quoted market value. The Company’s investment in these stocks is recorded at cost.

Restricted securities included Federal Reserve Bank and Community Bankers’ Bank stock.

Loans

The Company’s subsidiary bank grants mortgages, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Isle of Wight and Southampton counties of Virginia. The ability of debtors to honor their loan contracts is dependent upon the real estate and general economic conditions of this area.

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

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed Property

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the lower of the Bank’s cost or the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in net expenses from foreclosed assets. The Bank had no foreclosed assets during the periods ended December 31, 2004 and 2003.

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

Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. For the year ended December 31, 2004, the Company expensed $33,000 for advertising costs. The Company expensed $29,000 for advertising costs for the period from April 29, 2003 through December 31, 2003.

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

Stock-Based Compensation Plan

The 2003 Stock Incentive Plan was approved by shareholders on August 12, 2003, which authorized 84,170 shares of common stock to be used in the granting of incentive options to employees and directors. This is the first stock incentive plan adopted by the Company. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of common stock on the date that the option is granted. The maximum term options granted under this plan is ten years and options granted may be subject to a vesting schedule. The incentive stock options granted during 2004 are subject to a five year vesting period whereby the grantees are entitled to exercise one-fifth of the options on the anniversary of the grant date over the next five years. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2004, no dividend rate, risk-free interest rate of 4.21%, expected life of 10 years, and expected volatility of 13.22%.

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares at a price of $10 per share. These warrants vest in 25% increments over a four year period. The warrants are valued at the grant date using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants in 2003, no dividend rate, risk-free interest rate of 4.30%, expected life of 10 years, and no expected volatility.

The Company accounts for the stock option plan and warrants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan and warrants have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the year ended December 31, 2004 and for the period from April 29, 2003 to December 31, 2003

(Dollars in thousands, except per share data)	2004	2003
Net income, as reported	$(651)	$(592)

Total stock-based compensation expense determined under fair value based method for all awards	(73)	(89)

Pro forma net income	$(724)	$(681)

Earnings (loss) per share

Basic and diluted - as reported	$(1.16)	$(1.06)
Basic and diluted - pro forma	$(1.29)	$(1.21)

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company’s consolidated financial position or consolidated results of operations.

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

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

NOTE 2: Securities

The amortized cost and fair value of securities available for sale as of December 31, 2004 and 2003 are as follows:

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,850	$—	$(70)	$5,780
Other securities, restricted	176	—	—	176

	$6,026	$—	$(70)	$5,956

	December 31, 2003
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,150	$7	$(39)	$6,118
Other securities, restricted	162	—	—	162

	$6,312	$7	$(39)	$6,280

The amortized cost and estimated fair value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$600	$596
Due after one year through five years	5,250	5,184
Other securities, restricted	176	176

	$6,026	$5,956

Proceeds from the maturities and the calls of securities available for sale in 2004 and 2003 were $10.2 million and $7.4 million, respectively. There were no realized gains or losses.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are fourteen accounts in the portfolio that have unrealized losses at December 31, 2004. These losses are relative to the market rates and the timing of purchases and are not a material concern.

	December 31, 2004
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$5,292	$(58)	$488	$(12)	$5,780	$(70)

	December 31, 2003
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$4,511	$(39)	$—	$—	$4,511	$(39)

NOTE 3: Loans

The composition of loans is summarized as follows:

	December 31,
(Dollars in thousands)	2004	2003
Loans secured by real estate:
Construction	$886	$109
Secured by 1-4 family residential	3,185	998
Non-farm, non-residential	4,187	1,630
Agricultural	205	3
Commercial and industrial loans	1,991	1,721
Loans to individuals	2,501	1,111

Total loans	12,955	5,572
Less: Allowance for loan losses	151	56

Net loans	$12,804	$5,516

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
(Dollars in thousands)	2004	2003
Balance, beginning	$56	$—
Provision charged to operating expense	95	56

Balance, ending	$151	$56

	December 31,
(Dollars in thousands)	2004	2003
Total impaired loans	$46	$—
Allowance for impaired loans	12	—
Non-accrual loans	46	—
Loans 90 days past-due and still accruing	—	—

(Dollars in thousands)	Year ended December 31, 2004	Period ended December 31, 2003
Average balance of impaired loans	$47	$—
Interest income recognized on impaired loans	2	—
Cash-basis interest included in interest income	2	—

NOTE 5: Premises and Equipment

Premises and equipment as of December 31, 2004 and 2003 consists of the following:

(Dollars in thousands)	2004	2003
Land	$301	$301
Building	1,244	—
Furniture, fixtures and equipment	275	154
Automobile	19	—
Construction in progress	—	866

	1,839	1,321
Less accumulated depreciation	101	22

	$1,738	$1,299

Depreciation expense was $79,000 and $22,000 for the year ended December 31, 2004 and the period from April 29, 2003 to December 31, 2003, respectively.

At December 31, 2003, the Company had two lease agreements for the operations office and the temporary banking facility. The monthly rental payments totaled $4,800. Total rent expense from April 29, 2003 to December 31, 2003 was $38,400. The leases were renewable on a monthly basis, and were both terminated during March, 2004.

NOTE 6: Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 was $2.9 million and $1.7 million at December 31, 2003. At December 31, 2004, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2005	$5,853
2006	2,269
2007	1,111
2008	1,718
2009	939

$11,890

Overdrawn deposit accounts totaling $13,000 at December 31, 2004 and $4,000 at December 31, 2003 were reclassified from deposits to loans.

NOTE 7: Earnings per Share

At December 31, 2004, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 562,388. Basic and diluted earnings (loss) per share was $(1.16) for the year ended December 31, 2004. Stock options outstanding of 1,000 shares and warrants outstanding of 90,500 shares were considered anti-dilutive, therefore, had no impact.

At December 31, 2003, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 561,137. The Company had not granted stock options and all 102,500 warrants outstanding were considered anti-dilutive, therefore, basic and diluted earnings (loss) per share was $(1.06) for the period ended December 31, 2003.

NOTE 8: Warrants

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares. As of December 31, 2004, there were 90,500 warrants at an exercise price of $10 issued and outstanding. During 2004, 3,000 vested warrants were exercised and 9,000 outstanding warrants were terminated. All of remaining warrants are held by the organizing directors of the Company and vest in 25% increments over a four year period. The first increment vested on January 1, 2004.

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	102,500	$10.00	—	$—
Granted	—	—	102,500	10.00
Exercised	(3,000)	10.00	—	—
Forfeited	(9,000)	10.00	—	—

Outstanding at end of year	90,500	$10.00	102,500	$10.00

Options exercisable at end of year	22,625		—

Weighted average fair value of options granted during the year		$—		$3.47

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00	90,500	8.0	$10.00	22,625	$10.00

NOTE 9: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

(Dollars in thousands)	2004	2003
Deferred tax assets
Pre-opening expenses	$110	$144
Allowance for loan losses	44	19
Net operating loss	472	217

Deferred tax assets	626	380

Deferred tax liabilities
Fixed assets, net	(39)	(18)

Less: Valuation allowance	(587)	(362)

Net deferred tax assets/(liabilities)	$—	$—

The provision for income taxes charged to operations for the period ended December 31, 2004 and 2003, consists of the following:

(Dollars in thousands)	2004	2003
Current tax expense	$—	$—
Deferred tax (benefit)	(225)	(332)
Change in valuation allowance	225	332

	$—	$—

Under the provisions of the Internal Revenue Code, the Company has approximately $1,389,000 of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire through December 31, 2024. The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

NOTE 10: Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan covering employees who are at least 18 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions equal to 50 percent of an employee’s compensation contributed to the Plan, up to 12 percent of the employee’s compensation. Employer contributions vest to the employee over a five-year period.

For the year ended December 31, 2004, expense incurred related to this retirement plan was $16,000. For the period from April 29, 2003 to December 31, 2003, expense attributable to this plan amounted to $13,000.

NOTE 11: Related Party Transactions

Loans to directors and officers totaled $1,772,000 and $1,220,000 at December 31, 2004 and 2003, respectively. New advances and repayments equaled $1,616,000 and $1,064,000 during 2004, respectively.

NOTE 12: Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 84,170 shares of common stock, subject to adjustment for certain recapitalizations.

	2004
	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	—	$—
Granted	29,057	10.09
Exercised	(800)	10.00
Forfeited	(27,257)	10.00

Outstanding at end of year	1,000	$12.50

Options exercisable at end of year	—

Weighted average fair value of options granted during the year		$5.96

The following table summarizes options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.50	1,000	9.5	$12.50	—	$—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meets all capital adequacy requirements to which they are subject. As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2004 and 2003 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$3,914	25.90%	$1,209	8.00%	N/A	N/A
Bank	$3,785	25.05%	$1,209	8.00%	$1,511	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,763	24.90%	$604	4.00%	N/A	N/A
Bank	$3,634	24.05%	$604	4.00%	$907	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,763	17.94%	$839	4.00%	N/A	N/A
Bank	$3,634	17.33%	$839	4.00%	$1,049	5.00%

As of December 31, 2003:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$4,432	55.61%	$638	8.00%	N/A	N/A
Bank	$4,264	53.50%	$638	8.00%	$797	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$4,376	54.91%	$319	4.00%	N/A	N/A
Bank	$4,208	52.80%	$319	4.00%	$478	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$4,376	35.18%	$498	4.00%	N/A	N/A
Bank	$4,208	33.83%	$498	4.00%	$622	5.00%

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

As of December 31, 2004, reserves of $3,000 were required as deposits with Community Bankers Bank.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed. At December 31, 2004 and 2003, the Company had unfunded commitments under lines of credit of $2.1 million and $909,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. At December 31, 2004, the Company did not have any commitments to extend credit.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments, if deemed necessary. At December 31, 2004, the Bank had commercial or standby letters of credit of $86,000.

The Company had approximately $68,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2004.

NOTE 15: Fair Value of Financial Instruments and Interest Rate Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments. For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities. For securities, excluding restricted securities, fair values are based on quoted market prices or dealer quotes. The carrying value of restricted securities approximates fair value based on the redemption provision of each issuer.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$749	$749	$344	$344
Securities	5,956	5,956	6,280	6,280
Loans, net	12,804	12,816	5,516	5,491
Accrued interest receivable	94	94	47	47

Financial liabilities:
Non-interest bearing deposits	2,065	2,065	1,129	1,129
Interest bearing deposits	15,560	15,527	7,880	7,945
Accrued interest payable	35	35	16	16

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

NOTE 16: Other Expenses

The Company had the following other expenses as of the dates indicated.

(Dollars in thousands)	For the year ended December 31, 2004	For the period ended December 31, 2003
ATM expense	$25	$15
Insurance	20	14
Correspondent service charges	10	4
Regulatory assessments	18	8
Supplies and stationary	13	21
Taxes	12	—
Other	84	63

Total Other	$182	$125

NOTE 17: Parent Company Condensed Financial Information

Financial information for the parent company is as follows (dollars in thousands):

	December 31,
	2004	2003
Balance Sheet
Assets
Cash	$141	$176
Investments in subsidiary	3,564	4,176

Total Assets	$3,705	$4,352

Liabilities and shareholders’ equity
Other liabilities	$12	$8
Shareholders’ equity	3,693	4,344

Total liabilities and shareholders’ equity	$3,705	$4,352

	For the year ended December 31, 2004	For the period from April 29, 2003 (Inception) to December 31, 2003
Statement of Operations
Equity in undistributed net (loss) of subsidiary	$(574)	$(554)
Other expenses	(77)	(38)

Net (loss)	$(651)	$(592)

	For the year ended December 31, 2004	For the period from April 29, 2003 (Inception) to December 31, 2003
Statement of Cash Flows
Operating activities:
Net (loss)	$(651)	$(592)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Equity in undistributed (loss) of subsidiary	574	554
Increase in other liabilities	4	8

Net cash (used in) operating activities	(73)	(30)

Financing activities:
Issuance of common stock	38	—

Net cash provided by financing activities	38	—

Net (decrease) in cash	(35)	(30)
Cash at beginning of year	176	206

Cash at end of year	$141	$176

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CNB Bancorp, Inc.

Windsor, Virginia

We have audited the consolidated balance sheets of CNB Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2004 and the period from April 29, 2003 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from April 29, 2003 (Inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

January 7, 2005

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information with respect to the Directors of the Company is contained on pages 2 through 4 of the 2005 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 9 of the 2005 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is contained on pages 5 and 6 of the 2005 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information contained on pages 4 and 5 of the 2005 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference. The information regarding Director compensation contained on page 6 of the 2005 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 8 and 9 of the 2005 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 9 of the 2005 Proxy Statement under the caption, “Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office).(1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank.(1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson.(1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement.(1)

10.5	Operating Agreement of CNB Bancorp, LLC.(1)

10.6	Form of Organizing Director Contribution Agreement.(1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant.(2)

10.8	CNB Bancorp, Inc. 2003 Stock Incentive Plan.(2)

14.1	Code of Ethics.(2)

21.1	Subsidiaries of CNB Bancorp, Inc.(2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.

(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on page 10 of the 2005 Proxy Statement under the caption, “Principal Accountant Fees and Services,” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr.
President and Chief Executive Officer

Date: March 22, 2005

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Robert E. Spencer, Jr. as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Spencer, Jr. Robert E. Spencer, Jr.	Director, President, Chief Executive Officer (principal executive officer)	March 22, 2005

/s/ J. Larry Darden J. Larry Darden	Director	March 22, 2005

/s/ James E. Laine James E. Laine	Director	March 22, 2005

/s/ G. Stewart Tyler G. Stewart Tyler	Director	March 22, 2005

/s/ Michael G. Smith Michael G. Smith	Director	March 22, 2005

Signature	Title	Date

/s/ Judy D. Brown Judy D. Brown	Director	March 22, 2005

/s/ Harold F. Demsko Harold F. Demsko	Director	March 22, 2005

/s/ Brenton D. Burgess Brenton D. Burgess	Director	March 22, 2005

/s/ Clem E. Dalton Clem E. Dalton	Director	March 22, 2005

/s/ Gene Worrell Gene Worrell	Director	March 22, 2005

/s/ Allen E. Brown Allen E. Brown	Director	March 22, 2005

/s/ Marcia Collins Patterson Marcia Collins Patterson	Director	March 22, 2005

/s/ Gerald D. Scheimberg Gerald D. Scheimberg	Director	March 22, 2005

/s/ Susan Worrell O’Connell Susan Worrell O’Connell	Director	March 22, 2005

/s/ Elizabeth T. Beale Elizabeth T. Beale	Chief Financial Officer (principal accounting and financial officer)	March 22, 2005

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office).(1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank.(1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson.(1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement.(1)

10.5	Operating Agreement of CNB Bancorp, LLC.(1)

10.6	Form of Organizing Director Contribution Agreement.(1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan.(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown

14.1	Code of Ethics.(2)

21.1	Subsidiaries of the Company.(2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.

(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual Form 10-KSB filed March 25, 2004.