Form 10QSB
period 2005-03-31
CNB BANCORP INC/VA
filed 2005-05-13
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 2, 2005, 564,987 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$785	$491
Federal funds sold	—	258
Securities available-for-sale, at fair value (amortized cost of $7,049 on March 31, 2005 and $6,026 on December 31, 2004)	6,916	5,956
Loans, net of allowance for loan losses of $164 on March 31, 2005 and $151 on December 31, 2004	16,840	12,804
Premises and equipment, net	1,732	1,738
Other assets	191	134

Total assets	$26,464	$21,381

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,874	$2,065
Interest bearing deposits	19,923	15,560

Total deposits	22,797	17,625
Accrued interest payable	55	35
Federal funds purchases	76	—
Other liabilities	31	28

Total liabilities	22,959	17,688

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 564,937 shares issued and outstanding at March 31, 2005 and December 31, 2004	6	6
Additional paid-in capital	5,439	5,439
Retained earnings (deficit)	(1,806)	(1,682)
Accumulated other comprehensive (loss)	(133)	(70)

Total shareholders’ equity	3,506	3,693

Total liabilities and shareholders’ equity	$26,465	$21,381

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
(Dollars in thousands, except share and per share data)	March 31, 2005	March 31, 2004
Interest and Dividend Income
Loans, including fees	$248	$102
Investment securities, taxable	39	23
Federal funds sold	9	9

Total Interest and Dividend Income	296	134

Interest Expense,
Deposits	117	57

Total Interest Expense	117	57

Net Interest Income	179	77

Provision for Loan Losses	33	14

Net Interest Income after Provision for Loan Losses	146	63

Non-Interest Income
Service charges on deposit accounts	4	2
Other fees and commissions	27	16
Income from investment in title company	3	2
Mortgage broker fees	7	11
Other income	8	2

Total Non-Interest Income	49	33

Non-Interest Expense
Personnel	173	116
Occupancy and equipment	34	32
Professional fees	29	23
Advertising	9	9
Computer services	25	22
Other	49	40

Total Non-Interest Expense	319	242

Net (Loss)	$(124)	$(146)

Earnings (loss) per share, basic and diluted	$(0.22)	$(0.26)

Weighted average shares outstanding, basic and diluted	564,937	561,137

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005 and 2004 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive (Loss)	Comprehen- sive (Loss)	Total
Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693

Comprehensive (loss):
Net loss	—	—	—	(124)	—	$(124)	(124)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(63)	(63)	(63)

Total comprehensive (loss)	—	—	—	—	—	$(187)	—

Balance - March 31, 2005	564,937	$6	$5,439	$(1,806)	$(133)		$3,506

Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

Comprehensive (loss):
Net loss	—	—	—	(146)	—	$(146)	(146)
Other comprehensive gain, unrealized gain on securities available for sale	—	—	—	—	37	37	37

Total comprehensive (loss)	—	—	—	—	—	$(109)	—

Balance - March 31, 2004	561,137	$6	$5,401	$(1,177)	$5		$4,235

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(124)	$(146)
Provision for loan losses	33	14
Depreciation and amortization	25	15
Changes in:
Interest receivable	(21)	(4)
Other assets	(39)	(14)
Interest payable	20	7
Other liabilities	3	(136)

Net cash (used in) operating activities	(103)	(264)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(1,023)	(4,300)
Proceeds from calls and maturities of available-for-sale securities	—	3,300
Purchase of property and equipment	(17)	(464)
Net increase in loans	(4,069)	(1,244)

Net cash (used in) investing activities	(5,109)	(2,708)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	809	472
Net increase in interest bearing deposits	4,363	2,944
Net increase in federal funds purchased	76	—

Net cash provided by financing activities	5,248	3,416

Net increase (decrease) in cash and cash equivalents	$36	$444

Cash and Cash Equivalents
Beginning	749	344

Ending	$785	$788

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$97	$50

Change in unrealized gain (loss) on available for sale securities	$(63)	$37

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004; the results of operations for the three month periods ended March 31, 2005 and 2004; changes in shareholders’ equity for the three months ended March 31, 2005 and 2004; and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2005 and December 31, 2004, are as follows:

	March 31, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,850	$—	$(133)	$6,717
Other securities, restricted	199	—	—	199

	$7,049	$—	$(133)	$6,916

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,850	$—	$(70)	$5,780
Other securities, restricted	176	—	—	176

	$6,026	$—	$(70)	$5,956

There were no proceeds from available for sale securities that matured or were called by their issuers in the first three months of 2005. There were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of bonds, generally as rates have risen. There are fifteen accounts in the portfolio that have unrealized losses at March 31, 2005. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls.

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$3,275	$(26)	$3,442	$(107)	$6,717	$(133)

Note 3. Loans

The consolidated loan portfolio at March 31, 2005 and December 31, 2004 is composed of the following:

(Dollars in thousands)	March 31, 2005	Percentage	December 31, 2004	Percentage
Loans secured by real estate:
Construction and land development	$272	1.60%	$886	6.84%
Secured by 1-4 family residential	4,183	24.60%	3,185	24.58%
Nonfarm, nonresidential	7,707	45.33%	4,187	32.32%
Agricultural	32	0.19%	205	1.58%
Commercial and industrial loans	1,934	11.37%	1,991	15.37%
Loans to individuals	2,876	16.91%	2,501	19.31%

Total loans	$17,004	100.00%	$12,955	100.00%
Less: Allowance for loan losses	164		151

Loans, net	$16,840		$12,804

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2004	$151
Provision charged to operating expense	33
Loans charged off	(20)

Balance, March 31, 2005	$164

At March 31, 2005, the Company had no loans on non-accrual status and had no other impaired loans or loans 90 days past due and still accruing interest.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Land	$301	$301
Building	1,253	1,244
Furniture, fixtures and equipment	283	275
Automobile	19	19

	1,856	1,839
Less accumulated depreciation	124	101

	$1,732	$1,738

Note 6. Net Loss Per Common Share

At March 31, 2005, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 564,937. Stock options outstanding of 1,000 shares and warrants outstanding of 90,500 shares were considered anti-dilutive and, therefore, had no effect.

Note 8. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 84,170 shares of common stock, subject to adjustment for certain recapitalizations. At March 31, 2005, there were 1,000 options outstanding with a weighted average exercise price of $12.50. No options were granted, exercised, or forfeited during the first three months of 2005. The following table summarizes options outstanding at March 31, 2005.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.50	1,000	9.25	$12.50	—	$—

Note 7. Warrants

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares. As of March 31, 2005, there were 90,500 warrants with a weighted average exercise price of $10 issued and outstanding. No warrants were exercised, granted or forfeited during the first quarter of 2005. During 2004, 3,000 vested warrants were exercised and 9,000 outstanding warrants were terminated. All of remaining warrants are held by the organizing directors of the Company and vest in 25% increments over a four year period. The first increment vested on January 1, 2004. The following table summarizes warrants outstanding at March 31, 2005.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00	90,500	7.75	$10.00	45,250	$10.00

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

Financial Condition

At March 31, 2005, CNB Bancorp, Inc. had total assets of $26.5 million compared to $21.4 million at December 31, 2004. During the first three months of 2005, total assets increased by $5.1 million, or 23.8%, when compared to total assets at December 31, 2004. The increase in total assets is primarily due to a $4.0 million increase in net loans and a $960,000 increase in securities available for sale resulting from deposit growth. At March 31, 2005, assets consisted principally of cash and cash equivalents of $785,000, $6.9 million in securities available for sale, $16.8 million in loans, net of allowance for loan losses, and $1.7 million in premises and equipment, net of accumulated depreciation.

Total liabilities at March 31, 2005 were $23.0 million, compared to $17.7 million at December 31, 2004. Total liabilities at March 31, 2005 consisted primarily of $2.9 million in non-interest bearing deposits and $19.9 million in interest bearing deposits. Non-interest bearing deposits increased $809,000, or 39.2%, and interest bearing deposits increased $4.4 million, or 28.0%, in the first three months of 2005.

As of March 31, 2005, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $3.0 million. At March 31, 2005, CNB had no loans classified as non-accrual and no other loans classified as impaired or 90 days past due and still accruing interest.

Capital Resources

At March 31, 2005, consolidated shareholders’ equity was $3.5 million or 13.2% of total assets compared to $3.7 million or 17.3% of total assets at December 31, 2004. The Company’s common stock had a tangible book value of $6.21 per share at March 31, 2005 compared to $6.54 per share at December 31, 2004.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2005 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$3,803	18.58%	$1,637	8.00%	N/A	N/A
Bank	$3,679	17.98%	$1,637	8.00%	$2,047	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,639	17.78%	$819	4.00%	N/A	N/A
Bank	$3,515	17.17%	$819	4.00%	$1,228	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,639	14.90%	$977	4.00%	N/A	N/A
Bank	$3,515	14.40%	$977	4.00%	$1,221	5.00%

Results of Operations

CNB had a net loss of $124,000 for the quarter ended March 31, 2005. This loss resulted from normal operating expenses incurred. Asset size and interest income have not reached the break-even point given the level of infrastructure and staffing required to be in place to open and operate the Bank. For the three months ended March 31, 2004, CNB had a net loss of $146,000.

Total interest income for the three month period ended March 31, 2005 was $296,000. Total interest expense for the three month period ended March 31, 2005 was $117,000. For the three months ended March 31, 2004, total interest income was $134,000, and total interest expense was $57,000. The increased interest income and expense from 2004 to 2005 is indicative of growth and rising market rates.

Total non-interest income for the quarter ended March 31, 2005 was $49,000, consisting primarily of other fees and commissions. For the same period, total non-interest expense was $319,000. Personnel expense and occupancy and equipment expense accounted for 54.2% and 10.7% of non-interest expense, respectively. Non-interest income for the three months ended March 31, 2004 was $33,000, while non-interest expense was $242,000.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which CNB or its subsidiary is a party or of which any of their property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

(e) Not applicable.

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) Required 8-K Disclosures. None

(b) Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Exhibit
31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: May 13, 2005	BY:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr.
Chief Executive Officer

DATE: May 13, 2005	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer