Form 10QSB
period 2005-06-30
CNB BANCORP INC/VA
filed 2005-08-12
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 22, 2005, 564,937 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	June 30, 2005 (unaudited)	December 31, 2004
Assets
Cash and due from banks	$346	$491
Federal funds sold	871	258
Securities available-for-sale, at fair value (amortized cost of $6,049 on June 30, 2005 and $6,026 on December 31, 2004)	5,955	5,956
Loans, net of allowance for loan losses of $213 on June 30, 2005 and $151 on December 31, 2004	18,164	12,804
Premises and equipment, net	1,713	1,738
Other assets	177	134

Total assets	$27,226	$21,381

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,384	$2,065
Interest bearing deposits	21,276	15,560

Total deposits	23,660	17,625
Accrued interest payable	65	35
Other liabilities	22	28

Total liabilities	23,747	17,688

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 564,937 shares issued and outstanding at June 30, 2005 and December 31, 2004	6	6
Additional paid-in capital	5,439	5,439
Retained earnings (deficit)	(1,872)	(1,682)
Accumulated other comprehensive (loss)	(94)	(70)

Total shareholders’ equity	3,479	3,693

Total liabilities and shareholders’ equity	$27,226	$21,381

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$328	$126	$576	$228
Investment securities, taxable	44	36	83	59
Federal funds sold	9	10	18	19

Total Interest and Dividend Income	381	172	677	306

Interest Expense,
Deposits	154	79	271	136

Total Interest Expense	154	79	271	136

Net Interest Income	227	93	406	170

Provision for Loan Losses	49	17	82	31

Net Interest Income after Provision for Loan Losses	178	76	324	139

Non-Interest Income
Service charges on deposit accounts	4	2	8	4
Other fees and commissions	36	25	63	41
Income from investment in title company	4	4	7	6
Mortgage broker fees	21	4	28	15
Other income	5	3	13	5

Total Non-Interest Income	70	38	119	71

Non-Interest Expense
Personnel	160	127	333	243
Occupancy and equipment	35	34	69	66
Professional fees	28	39	57	62
Advertising	9	8	18	17
Computer services	28	21	53	43
Other	54	42	103	82

Total Non-Interest Expense	314	271	633	513

Net (Loss)	$(66)	$(157)	$(190)	$(303)

Earnings (loss) per share, basic and diluted	$(0.12)	$(0.28)	$(0.34)	$(0.54)

Weighted average shares outstanding, basic and diluted	564,937	561,137	564,937	561,137

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005 and 2004 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive (Loss)	Total
Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693
Comprehensive (loss):
Net loss	—	—	—	(190)	—	$(190)	(190)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(24)	(24)	(24)

Total comprehensive (loss)	—	—	—	—	—	$(214)	—

Balance - June 30, 2005	564,937	$6	$5,439	$(1,872)	$(94)		$3,479

Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

Comprehensive (loss):
Net loss	—	—	—	(303)	—	$(303)	(303)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(73)	(73)	(73)

Total comprehensive (loss)	—	—	—	—	—	$(376)	—

Balance - June 30, 2004	561,137	$6	$5,401	$(1,334)	$(105)		$3,968

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(190)	$(303)
Provision for loan losses	82	31
Depreciation and amortization	50	38
Changes in:
Interest receivable	(22)	(16)
Other assets	(25)	(27)
Interest payable	30	18
Other liabilities	(6)	(141)

Net cash (used in) operating activities	(81)	(400)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(1,023)	(9,100)
Proceeds from calls and maturities of available-for-sale securities	1,000	6,600
Purchase of property and equipment	(21)	(471)
Net increase in loans	(5,442)	(3,473)

Net cash (used in) investing activities	(5,486)	(6,444)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	319	1,258
Net increase in interest bearing deposits	5,716	6,295

Net cash provided by financing activities	6,035	7,553

Net increase in cash and cash equivalents	$468	$709

Cash and Cash Equivalents
Beginning	749	344

Ending	$1,217	$1,053

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$241	$118

Change in unrealized (loss) on available for sale securities	$(24)	$(73)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004; the results of operations for the three month and six month periods ended June 30, 2005 and 2004; changes in shareholders’ equity for the six months ended June 30, 2005 and 2004; and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of June 30, 2005 and December 31, 2004, are as follows:

	June 30, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,850	$—	$(94)	$5,756
Other securities, restricted	199	—	—	199

	$6,049	$—	$(94)	$5,955

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,850	$—	$(70)	$5,780
Other securities, restricted	176	—	—	176

	$6,026	$—	$(70)	$5,956

Proceeds from available for sale securities that matured or were called by their issuers in the first six months of 2005 were $1.0 million. There were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of bonds, generally as rates have risen. There are fourteen accounts in the portfolio that have unrealized losses at June 30, 2005. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of impairments.

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$2,283	$(17)	$3,473	$(77)	$5,756	$(94)

Note 3. Loans

The consolidated loan portfolio at June 30, 2005 and December 31, 2004 is composed of the following:

(Dollars in thousands)	June 30, 2005	Percentage	December 31, 2004	Percentage
Loans secured by real estate:
Construction and land development	$541	2.94%	$886	6.84%
Secured by 1-4 family residential	3,989	21.71%	3,185	24.58%
Nonfarm, nonresidential	8,366	45.52%	4,187	32.32%
Agricultural	40	0.22%	205	1.58%
Commercial and industrial loans	2,289	12.46%	1,991	15.37%
Loans to individuals	3,152	17.15%	2,501	19.31%

Total loans	$18,377	100.00%	$12,955	100.00%
Less: Allowance for loan losses	213		151

Loans, net	$18,164		$12,804

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2004	$151
Provision charged to operating expense	82
Loans charged off	(20)

Balance, June 30, 2005	$213

At June 30, 2005, the Company had no loans on non-accrual status and had no other impaired loans or loans 90 days past due and still accruing interest.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Land	$301	$301
Building	1,253	1,244
Furniture, fixtures and equipment	287	275
Automobile	19	19

	1,860	1,839
Less accumulated depreciation	147	101

	$1,713	$1,738

Note 6. Net Loss Per Common Share

At June 30, 2005, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 564,937. Stock options outstanding of 1,000 shares and warrants outstanding of 90,500 shares were considered anti-dilutive and, therefore, had no effect.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 84,170 shares of common stock, subject to adjustment for certain recapitalizations. At June 30, 2005, there were 1,000 options outstanding with a weighted average exercise price of $12.50. No options were granted, exercised, or forfeited during the first six months of 2005. The following table summarizes options outstanding at June 30, 2005.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.50	1,000	9.00	$12.50	—	$—

Note 8. Warrants

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares. As of June 30, 2005, there were 90,500 warrants with a weighted average exercise price of $10 issued and outstanding. No warrants were exercised, granted or forfeited during the first six months of 2005. During 2004, 3,000 vested warrants were exercised and 9,000 outstanding warrants were terminated. All of remaining warrants are held by the organizing directors of the Company and vest in 25% increments over a four year period. The first increment vested on January 1, 2004. The following table summarizes warrants outstanding at June 30, 2005.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00	90,500	7.50	$10.00	45,250	$10.00

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
ATM expense	$9	$8	$17	$12
Insurance	7	6	12	10
Correspondent service charges	3	2	6	4
Regulatory assessments	4	3	9	7
Supplies and stationary	7	4	10	7
Taxes	2	—	5	—
Other	22	19	44	42

Total Other	$54	$42	$103	$82

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

Financial Condition

At June 30, 2005, CNB Bancorp, Inc. had total assets of $27.2 million compared to $21.4 million at December 31, 2004. During the first six months of 2005, total assets increased by $5.8 million, or 27.1%, when compared to total assets at December 31, 2004. The increase in total assets is primarily due to a $5.4 million increase in net loans and a $613,000 increase in federal funds sold resulting from deposit growth. At June 30, 2005, assets consisted principally of cash and cash equivalents of $1.2 million, $6.0 million in securities available for sale, $18.2 million in loans, net of allowance for loan losses, and $1.7 million in premises and equipment, net of accumulated depreciation.

Total liabilities at June 30, 2005 were $23.7 million, compared to $17.7 million at December 31, 2004. Total liabilities at June 30, 2005 consisted primarily of $2.4 million in non-interest bearing deposits and $21.3 million in interest bearing deposits. Non-interest bearing deposits increased $319,000, or 15.4%, and interest bearing deposits increased $5.7 million, or 36.7%, in the first six months of 2005.

As of June 30, 2005, CNB had off-balance sheet financial instruments from unfulfilled loan commitments and letters of credit of $3.6 million. At June 30, 2005, CNB had no loans classified as non-accrual and no other loans classified as impaired or 90 days past due and still accruing interest.

Capital Resources

At June 30, 2005, consolidated shareholders’ equity was $3.5 million or 12.8% of total assets compared to $3.7 million or 17.3% of total assets at December 31, 2004. The Company’s common stock had a tangible book value of $6.16 per share at June 30, 2005 compared to $6.54 per share at December 31, 2004.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2005 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Total Capital (to Risk-Weighted Assets)
Consolidated	$3,786	18.13%	$1,671	8.00%	N/A	N/A
Bank	$3,675	17.60%	$1,671	8.00%	$2,088	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,573	17.11%	$835	4.00%	N/A	N/A
Bank	$3,462	16.58%	$835	4.00%	$1,253	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,573	13.10%	$1,091	4.00%	N/A	N/A
Bank	$3,462	12.69%	$1,091	4.00%	$1,364	5.00%

Results of Operations

CNB had a net loss of $66,000 for the quarter ended June 30, 2005. This loss resulted from normal operating expenses incurred. Asset size and interest income have not reached the break-even point given the level of infrastructure and staffing required to be in place to open and operate the Bank. For the three months ended June 30, 2004, CNB had a net loss of $157,000. For the six month periods ended June 30, 2005 and 2004, CNB has net losses of $190,000 and $303,000, respectively.

Total interest income for the three month and six month periods ended June 30, 2005 was $381,000 and $677,000, respectively. Total interest expense for the three month period ended June 30, 2005 was $154,000, and for the six month period ended June 30, 2005 was $271,000. For the three months ended June 30, 2004, total interest income was $172,000, and total interest expense was $79,000. For the six month period ended June 30, 2004, total interest income and total interest expense were $306,000 and $136,000. The increased interest income and expense from 2004 to 2005 is indicative of growth and rising market rates.

Total non-interest income for the quarter ended June 30, 2005 was $70,000, consisting primarily of other fees and commissions and mortgage broker fees. For the same period, total non-interest expense was $314,000. Personnel expense and occupancy and equipment expense accounted for 51.0% and 11.1% of non-interest expense, respectively. Non-interest income for the three months ended June 30, 2004 was $38,000, while non-interest expense was $271,000. For the six month period ended June 30, 2005, non-interest income was $119,000 and non-interest expense was $633,000. For the same period in 2004, non-interest income and non-interest expense were $71,000 and $513,000, respectively.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on May 3, 2005.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2008:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
Allen E. Brown	393,033	—	—
Marcia C. Patterson	393,033	—	—
Gerald D. Scheimberg	393,033	—	—
Susan W. O’Connell	393,033	—	—
Brenton D. Burgess	392,533	500	—

The following director was elected at the meeting to serve until the annual meeting of shareholders in the year 2006:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
Robert E. Spencer, Jr.	393,033	—	—

The following director was elected at the meeting to serve until the annual meeting of shareholders in the year 2007:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
Oliver D. Creekmore	393,033	—	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Name	Year
Judy D. Brown	2007
Harold F. Demsko	2007
Clem E. Dalton	2007
Gene Worrell	2007
J. Larry Darden	2006
James E. Laine	2006
G. Stewart Tyler	2006
Michael G. Smith	2006

(c)	There were no other matters voted upon by the shareholders at the annual meeting.

ITEM 5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Exhibit
10.8.1	First Amendment to CNB Bancorp, Inc.2003 Stock Incentive Plan

31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: August 12, 2005	BY:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr.
Chief Executive Officer

DATE: August 12, 2005	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer