Form 10QSB
period 2005-09-30
CNB BANCORP INC/VA
filed 2005-11-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2005, 564,937 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$728	$491
Federal funds sold	2,394	258
Securities available-for-sale, at fair value (amortized cost of $6,049 on September 30, 2005 and $6,026 on December 31, 2004)	5,941	5,956
Loans, net of allowance for loan losses of $252 on September 30, 2005 and $151 on December 31, 2004	21,379	12,804
Premises and equipment, net	1,699	1,738
Other assets	188	134

Total assets	$32,329	$21,381

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,060	$2,065
Interest bearing deposits	25,760	15,560

Total deposits	28,820	17,625
Accrued interest payable	77	35
Other liabilities	48	28

Total liabilities	28,945	17,688

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 564,937 shares issued and outstanding at September 30, 2005 and December 31, 2004	6	6
Additional paid-in capital	5,439	5,439
Retained earnings (deficit)	(1,953)	(1,682)
Accumulated other comprehensive (loss)	(108)	(70)

Total shareholders’ equity	3,384	3,693

Total liabilities and shareholders’ equity	$32,329	$21,381

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$380	$165	$956	$393
Investment securities, taxable	40	42	123	101
Federal funds sold	15	6	33	25

Total Interest and Dividend Income	435	213	1,112	519

Interest Expense,
Deposits	192	89	463	225

Total Interest Expense	192	89	463	225

Net Interest Income	243	124	649	294

Provision for Loan Losses	39	30	121	61

Net Interest Income after Provision for Loan Losses	204	94	528	233

Non-Interest Income
Service charges on deposit accounts	4	3	12	7
Other fees and commissions	37	21	100	62
Income from investment in title company	3	5	10	11
Mortgage broker fees	—	4	28	19
Other income	7	7	20	12

Total Non-Interest Income	51	40	170	111

Non-Interest Expense
Personnel	189	146	522	389
Occupancy and equipment	36	27	105	93
Professional fees	26	34	83	96
Advertising	8	8	26	25
Computer services	28	26	81	69
Other	49	47	152	129

Total Non-Interest Expense	336	288	969	801

Net (Loss)	$(81)	$(154)	$(271)	$(457)

Earnings (loss) per share, basic and diluted	$(0.14)	$(0.27)	$(0.48)	$(0.81)

Weighted average shares outstanding, basic and diluted	564,937	562,735	564,937	561,673

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005 and 2004 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive (Loss)	Total
Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693

Comprehensive (loss):
Net loss	—	—	—	(271)	—	$(271)	(271)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(38)	(38)	(38)

Total comprehensive (loss)	—	—	—	—	—	$(309)	—

Balance - September 30, 2005	564,937	$6	$5,439	$(1,953)	$(108)		$3,384

Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

Exercise of warrants	1,750	—	17	—	—		17

Comprehensive (loss):
Net loss	—	—	—	(457)	—	$(457)	(457)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(6)	(6)	(6)

Total comprehensive (loss)	—	—	—	—	—	$(463)	—

Balance - September 30, 2004	562,887	$6	$5,418	$(1,488)	$(38)		$3,898

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(271)	$(457)
Provision for loan losses	121	61
Depreciation and amortization	76	61
Changes in:
Interest receivable	(42)	(56)
Other assets	(18)	(31)
Interest payable	42	20
Other liabilities	20	(126)

Net cash (used in) operating activities	(72)	(528)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(1,023)	(9,900)
Proceeds from calls and maturities of available-for-sale securities	1,000	9,100
Purchase of property and equipment	(31)	(514)
Net increase in loans	(8,696)	(5,663)

Net cash (used in) investing activities	(8,750)	(6,977)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	995	662
Net increase in interest bearing deposits	10,200	6,814
Issuance of common stock	—	17
Net increase in federal funds purchased	—	60

Net cash provided by financing activities	11,195	7,553

Net increase in cash and cash equivalents	$2,373	$48

Cash and Cash Equivalents
Beginning	749	344

Ending	$3,122	$392

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$421	$205

Change in unrealized (loss) on available for sale securities	$(38)	$(6)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004; the results of operations for the three month and nine month periods ended September 30, 2005 and 2004; changes in shareholders’ equity for the nine months ended September 30, 2005 and 2004; and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of September 30, 2005 and December 31, 2004, are as follows:

	September 30, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,850	$—	$(108)	$5,742
Other securities, restricted	199	—	—	199

	$6,049	$—	$(108)	$5,941

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,850	$—	$(70)	$5,780
Other securities, restricted	176	—	—	176

	$6,026	$—	$(70)	$5,956

Proceeds from available for sale securities that matured or were called by their issuers in the first nine months of 2005 were $1.0 million. There were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of bonds, generally as rates have risen. There are fourteen accounts in the portfolio that have unrealized losses at September 30, 2005. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of impairments.

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$1,684	$(16)	$4,058	$(92)	$5,742	$(108)

Note 3. Loans

The consolidated loan portfolio at September 30, 2005 and December 31, 2004 is composed of the following:

(Dollars in thousands)	September 30, 2005	Percentage	December 31, 2004	Percentage
Loans secured by real estate:
Construction and land development	$948	4.38%	$886	6.84%
Secured by 1-4 family residential	4,584	21.19%	3,185	24.58%
Nonfarm, nonresidential	10,146	46.91%	4,187	32.32%
Agricultural	5	0.02%	205	1.58%
Commercial and industrial loans	2,491	11.52%	1,991	15.37%
Loans to individuals	3,457	15.98%	2,501	19.31%

Total loans	$21,631	100.00%	$12,955	100.00%
Less: Allowance for loan losses	252		151

Loans, net	$21,379		$12,804

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2004	$151
Provision charged to operating expense	121
Loans charged off	(20)

Balance, September 30, 2005	$252

At September 30, 2005, the Company had no loans on non-accrual status and had no other impaired loans. At September 30, 2005, the Company had one loan totaling $18,000 past due 90 days and still accruing interest.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Land	$301	$301
Building	1,253	1,244
Furniture, fixtures and equipment	297	275
Automobile	19	19

	1,870	1,839
Less accumulated depreciation	171	101

	$1,699	$1,738

Note 6. Net Loss Per Common Share

At September 30, 2005, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 564,937. Stock options outstanding of 1,000 shares and warrants outstanding of 90,500 shares were considered anti-dilutive and, therefore, had no effect.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 84,170 shares of common stock, subject to adjustment for certain recapitalizations. At September 30, 2005, there were 1,000 options outstanding with a weighted average exercise price of $12.50. No options were granted, exercised, or forfeited during the first nine months of 2005. The following table summarizes options outstanding at September 30, 2005.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 12.50	1,000	8.75	$12.50	—	$—

Note 8. Warrants

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares. As of September 30, 2005, there were 90,500 warrants with a weighted average exercise price of $10 issued and outstanding. No warrants were exercised, granted or forfeited during the first nine months of 2005. During 2004, 3,000 vested warrants were exercised and 9,000 outstanding warrants were terminated. All of remaining warrants are held by the organizing directors of the Company and vest in 25% increments over a four year period. The first increment vested on January 1, 2004. The following table summarizes warrants outstanding at September 30, 2005.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.00	90,500	7.25	$10.00	45,250	$10.00

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
ATM expense	$10	$6	$27	$18
Insurance	5	5	17	15
Correspondent service charges	5	4	11	8
Regulatory assessments	5	4	14	11
Supplies and stationary	1	4	11	11
Taxes	7	6	12	6
Other	16	18	60	60

Total Other	$49	$47	$152	$129

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; peer group comparison; results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners; and national and local economic conditions.

Since inception, the Company has no material delinquencies, nor a trend or an indication of a trend that would indicate the expectation of material losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is adequate. The establishment of allowance factors is a continuing exercise and may change from period to period, resulting in an increase or decrease in the amount of provision or allowance based upon the same volume or classification of loans. The Company’s current policy is to maintain the allowance at approximately 1.25% of total loans. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Financial Condition

At September 30, 2005, CNB Bancorp, Inc. had total assets of $32.3 million compared to $21.4 million at December 31, 2004. During the first nine months of 2005, total assets increased by $10.9 million, or 50.9%, when compared to total assets at December 31, 2004. The increase in total assets is primarily due to a $8.6 million increase in net loans and a $2.1 million increase in federal funds sold resulting from deposit growth. At September 30, 2005, assets consisted principally of cash and cash equivalents of $3.1 million, $5.9 million in securities available for sale, $21.4 million in loans, net of allowance for loan losses, and $1.7 million in premises and equipment, net of accumulated depreciation.

Total liabilities at September 30, 2005 were $28.9 million, compared to $17.7 million at December 31, 2004. Total liabilities at September 30, 2005 consisted primarily of $3.1 million in non-interest bearing deposits and $25.8 million in interest bearing deposits. Non-interest bearing deposits increased $1.0 million, or 48.2%, and interest bearing deposits increased $10.2 million, or 65.6%, in the first nine months of 2005.

As of September 30, 2005, CNB had off-balance sheet financial instruments from unfulfilled loan commitments and letters of credit of $3.6 million. At September 30, 2005, CNB had no loans classified as non-accrual and no other loans classified as impaired. One loan totaling $18,000 was past due 90 days and still accruing interest at September 30, 2005.

Capital Resources

At September 30, 2005, consolidated shareholders’ equity was $3.4 million or 10.5% of total assets compared to $3.7 million or 17.3% of total assets at December 31, 2004. The Company’s common stock had a tangible book value of $5.99 per share at September 30, 2005 compared to $6.54 per share at December 31, 2004.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2005 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total Capital (to Risk-Weighted Assets)
Consolidated	$3,744	15.68%	$1,910	8.00%	N/A	N/A
Bank	$3,644	15.26%	$1,910	8.00%	$2,388	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,492	14.62%	$955	4.00%	N/A	N/A
Bank	$3,392	14.20%	$955	4.00%	$1,433	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,492	11.68%	$1,196	4.00%	N/A	N/A
Bank	$3,392	11.34%	$1,196	4.00%	$1,496	5.00%

Results of Operations

CNB had a net loss of $81,000 for the quarter ended September 30, 2005. This loss resulted from normal operating expenses incurred. Asset size and interest income have not reached the break-even point given the level of infrastructure and staffing required to be in place to open and operate the Bank. For the three months ended September 30, 2004, CNB had a net loss of $154,000. For the nine month periods ended September 30, 2005 and 2004, CNB has net losses of $271,000 and $457,000, respectively.

Total interest income for the three month and nine month periods ended September 30, 2005 was $435,000 and $1.1 million, respectively. Total interest expense for the three month period ended September 30, 2005 was $192,000, and for the nine month period ended September 30, 2005 was $463,000. For the three months ended September 30, 2004, total interest income was $213,000, and total interest expense was $89,000. For the nine month period ended September 30, 2004, total interest income and total interest expense were $519,000 and $225,000. The increased interest income and expense from 2004 to 2005 is indicative of growth and rising market rates.

Total non-interest income for the quarter ended September 30, 2005 was $51,000, consisting primarily of other fees and commissions. For the same period, total non-interest expense was $336,000. Personnel expense and occupancy and equipment expense accounted for 56.3% and 10.7% of non-interest expense, respectively. Non-interest income for the three months ended September 30, 2004 was $40,000, while non-interest expense was $288,000. For the nine month period ended September 30, 2005, non-interest income was $170,000 and non-interest expense was $969,000. For the same period in 2004, non-interest income and non-interest expense were $111,000 and $801,000, respectively.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF” or the “Task Force”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Financial Accounting Standards Board (“FASB”) ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of September 30, 2005 were unfulfilled loan commitments of $3.5 million. The Company had standby letters of credit as of September 30, 2005 in the amount of $86,000.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNB BANCORP, INC.
(Registrant)

DATE: November 14, 2005	BY:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr.
Chief Executive Officer

DATE: November 14, 2005	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer