Form 10QSB/A
period 2005-03-31
CNB BANCORP INC/VA
filed 2005-12-06
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005 (the “Report”) is being filed (1) to include required disclosures under Part II, Item 5 that were not filed on Form 8-K and (2) to file a related executive employment agreement as Exhibit 10.11.

ITEM 5. OTHER INFORMATION

(a) Required 8-K Disclosures.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On February 17, 2005, our board of directors appointed Brenton D. Burgess to the board of directors of the CNB Bancorp.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On March 14, 2005, CNB Bancorp and its wholly-owned subsidiary, Citizens National Bank, (together, the “Company”) entered into an employment agreement (the “Agreement”) with Oliver D. Creekmore regarding his employment as the Company’s president. A copy of the Agreement has been attached to the Report on Form 10-QSB/A as Exhibit 10.11, and the following summary of the material terms and conditions of the Agreement is qualified entirely by reference to Exhibit 10.11.

The initial term of the Agreement started on March 14, 2005 and will continue until March 13, 2006. Mr. Creekmore’s initial base salary under the Agreement is $93,380 per year and Mr. Creekmore is eligible to receive a cash bonus if the Company achieves performance levels to be established by the board of directors. Mr. Creekmore will also be eligible to participate in any performance bonus plans designed to reward the executive officers for attaining corporate goals as established by the Company’s board of directors. Additionally, the Agreement requires the Company to provide Mr. Creekmore with vacation time, reimbursement for reasonable business expenses and other customary benefits. If Mr. Creekmore’s employment is terminated by the Company for cause as defined in the Agreement, or if the parties mutually agree to terminate the Agreement, Mr. Creekmore will be entitled to receive his base salary and any compensation earned through the date of termination. If the Company terminates the Agreement without cause, the Company is obligated to continue to meet its obligations to Mr. Creekmore for a 90 day period from the date of the termination. If the Agreement is terminated without cause within six months following a change of control, as defined in the Agreement, Mr. Creekmore will receive, as liquidated damages, in lieu of all other claims, a severance payment equal to 2.99 times his annual base salary.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On March 17, 2005, our board of directors appointed Oliver D. Creekmore to the board of directors of the CNB Bancorp.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore

31.1	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: December 2, 2005	BY:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr.
Chief Executive Officer

DATE: December 2, 2005	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer