Form 10KSB
period 2005-12-31
CNB BANCORP INC/VA
filed 2006-03-29
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $1,836,000.

The aggregate market value of common stock held by non-affiliates (shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 17, 2006 was $4,309,929. This calculation is based upon an estimate of the fair market value of the Company’s common stock at $13.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 17, 2006, 564,937 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 4, 2006 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 3, 2006, are incorporated by reference into Part III.

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

During its organization, the Company’s operations, pre-opening expenses and capital costs from April 23, 2001 through the opening of the Bank were funded by and conducted through CNB Bancorp, LLC (the “LLC”), a limited liability company formed by the Company’s organizing directors. The Company closed its public offering on December 31, 2002. The offering raised $5.4 million, net of offering expenses. Upon opening the Bank, the Company and the Bank used part of the offering proceeds to reimburse the LLC for operational and pre-opening expenses related to the Company and the Bank and the LLC was subsequently dissolved. The amount of the pre-opening expenses paid by the LLC was $439,000 The proceeds of the offering net of offering expenses and pre-opening expenses totaled $4.97 million.

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

As of December 31, 2005, our primary service area was serviced by 12 financial institutions with 29 banking offices, and there was only one other bank operating in the Town of Windsor. Almost all of the institutions operating within our primary service area are large national, regional or super-regional banks. With the exception of two local banks, Farmers Bank and SuffolkFirst Bank, none of these financial institutions are headquartered in our primary service area.

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

Lending Policy. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2005, the Bank’s loan portfolio was comprised of the following:

Loan Classification	Percentage of Total Loans
Real estate-related loans	72.3%
Commercial loans	11.4%
Consumer loans	16.3%

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

Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and non-farm, non-residential loans secured by real estate (typically owner-occupied commercial buildings). The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 80%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. The Bank also offers home equity lines of credit, which equaled approximately 3.0% of the Bank’s total loans, as of December 31, 2005, and have interest rate terms that are variable rather than fixed.

As of December 31, 2005, approximately 48.7% of the Bank’s real estate-related loans had interest rate terms that are variable or carried a term of 12 months or less. Additionally, the terms of the Bank’s real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder’s ability to sell the home to a buyer, the buyer’s ability to obtain permanent financing and the construction project’s ability to produce income in the interim.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to medium-size businesses whose demands for funds fall within the legal lending limits of the Bank. The Bank’s commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank’s commercial loans as of December 31, 2005, approximately 79.8% were adjustable-rate loans or mature within one year and 20.2% had maturities extending beyond 12 months but less than 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

Deposits. The Bank’s core deposits include checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. The Bank’s primary sources of deposits are residents of, and businesses and their employees located in Isle of Wight County. The Bank has obtained its deposits primarily through personal solicitation by its officers and directors and advertisements published in the local media. We plan to continue generating deposits by offering competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or fund transfer services.

Other Banking Services. In addition to its lending and deposit products and services, the Bank offers mortgage brokering, debit cards, travelers’ checks, notary public services, wire services, safe deposit box rental, ATM services, On-Call telephone banking, and other traditional bank services to its customers.

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

Employees. As of December 31, 2005, the Bank has a total of 14 full time equivalent employees. CNB does not have any employees who are not also employees of Citizens National Bank.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

The Company owns all of the capital stock of the Bank; therefore, it is a bank holding company under the Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company registered under the Virginia Banking Act, the Virginia Bureau of Financial Institutions, a division of the Virginia State Corporation Commission, also regulates and monitors all significant aspects of the Company’s operations.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Virginia may purchase a bank located outside of Virginia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Virginia may purchase a bank located inside Virginia. In each case, however, restrictions, including the laws of other states, may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which their main office is located. Under current Virginia law, the Bank may open branch offices throughout Virginia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank will generally be able to acquire existing banking operations in Virginia. Furthermore, federal legislation has been passed which permits interstate branching. These laws permit out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. At December 31, 2005, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly, and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Service Members Civil Right Acts, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated deposit institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our consolidated ratio of total capital to risk-weighted assets was 14.9% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 13.8%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our consolidated leverage ratio was 10.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by the Bank’s board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FACT Act), amending the federal Fair Credit Reporting Act (the FCRA). Certain amendments to the FCRA (the FCRA Amendments) became effective during the fourth quarter of 2004.

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

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes has not had a significant impact on the Company.

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA PATRIOT) as it amended the Bank Secrecy Act, and the rules and regulations of the Office of Foreign Assets Control (OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program under Section 326 of the USA PATRIOT Act and the Bank Secrecy Act and has otherwise implemented procedures and policies to comply with those rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	a raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012; and

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of CNB Bancorp, Inc. was held on November 17, 2005, for the purposes of approving the Second Amendment to the CNB Bancorp, Inc. 2003 Stock Incentive Plan and electing six directors. The directors elected at the November meeting were Tommy J. Duncan and William L. Shelton as Class I Directors, with a term expiring in 2006, D. C. (Hewitt) Bowman and William E. Goodwin as Class II Directors, with a term expiring in 2007, and Anna M. Nash and Lester A. Younkins as Class III Directors, with a term expiring in 2008. The following directors terms continued after the meeting: Allen E. Brown , Marcia C. Patterson, Gerald D. Scheimberg, Susan W. O’Connell, Brenton D. Burgess, Robert E. Spencer, Jr., Oliver D. Creekmore, Judy D. Brown, Harold F. Demsko, Clem E. Dalton, Gene Worrell, J. Larry Darden, James E. Laine, G. Stewart Tyler, and Michael G. Smith.

The Second Amendment to the CNB Bancorp, Inc. 2003 Stock Incentive Plan effectively provides that the Board of Directors has the authority to amend or terminate the Plan and accelerated the vesting of all options outstanding as of December 14, 2005 to vest on December 14, 2005, largely to enjoy significant recognized expense savings due to new accounting standard (FAS 123(R)), which requires that all companies begin expensing options that were not vested prior to January 1, 2006. A more detailed description of these matters may be found in the Company’s Schedule 14A filed with the SEC on October 21, 2005, which is incorporated herein by reference.

Voting for the Second Amendment to the CNB Bancorp, Inc. 2003 Stock Incentive Plan was 367,118 for, 5,775 against, and 3,500 abstain. Voting for each of the six new directors was:

Director	For	Withheld
Tommy J. Duncan	374,182	2,211

William L. Shelton	343,687	32,706

D. C. (Hewitt) Bowman	374,182	2,211

William E. Goodwin	374,293	2,100

Anna M. Nash	374,182	2,211

Lester A. Younkins	374,293	2,100

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

There is currently no public trading market for the Company’s common stock. To the Company’s knowledge, the last price at which our stock was sold was $13.00 per share on March 1, 2006. As of December 31, 2005, we had approximately 962 shareholders of record.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, both 2004 and 2005 were characterized by managed increases in interest rates by the Federal Reserve intended to stabilize the economy and stimulate industrial economic growth. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

The Company began operations on April 29, 2003. As of December 31, 2005, total assets were $32.8 million, consisting primarily of securities of $6.4 million, loans, net of allowance for loan losses, of $21.4 million and premises and equipment of $1.7 million. Comparatively, at December 31, 2004, total assets were $21.4 million, which consisted primarily of securities of $6.0 million, loans, net of allowance for loan losses, of $12.8 million and premises and equipment of $1.7 million. At December 31, 2005, total deposits were $29.4 million compared to total deposits at December 31, 2004 of $17.6 million. Interest bearing deposits at December 31, 2005 and 2004 were $26.4 million and $15.6 million, respectively. For the year ended December 31, 2005, the Company had a net operating loss of $544,000 compared to a net operating loss of $651,000 for the year ended December 31, 2004.

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

The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards. Since the Company has only been in operation since April 29, 2003 and did not show a profit during 2003, 2004, or 2005, it is management’s opinion that it is prudent at this time to only recognize the deferred tax asset to the extent that income tax benefits are realized. The Company has determined that since it does not have a proven earnings record, it is more likely than not that some portion of the deferred tax asset may not be realized.

Results of Operations

Net Income(Loss)

It is normal for new banks to experience operating losses in their formative years through start up and operating expenses. For the year ended December 31, 2005, the Company’s net loss from operations was $544,000, a $0.96 loss per basic and diluted share, compared to a net loss from operations of $651,000 for the year ended December 31, 2004, a $1.16 loss per basic and diluted share. Return on average assets (ROA) measures how effectively CNB employs its assets to produce net income. For the year ended December 31, 2005, ROA was (1.91%) compared to (3.43%) for the year ended December 31, 2004. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE for the year ended December 31, 2005 was (15.63%) compared with (16.13%) for the year ended December 31, 2004. Average equity to average assets was 12.22% and 21.28% December 31, 2005 and 2004, respectively.

TABLE 1: Average Balances, Interest Income and Expense, Yields and Rates

The following table shows the average balance sheet for the year ended December 31, 2005 and 2004. In addition, the amount of interest earned on earning assets, with related yields and interest on interest bearing liabilities, together with rates, is shown.

	2005			2004
(Dollars in thousands)	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
Assets:
Securities, taxable	$5,956	$170	2.85%	$5,249	$145	2.76%
Loans	18,503	1,382	7.47%	9,047	606	6.70%
Federal funds sold	1,786	59	3.30%	2,565	27	1.05%

Total earnings assets	26,245	$1,611	6.14%	16,861	$778	4.61%
Less: Allowance for loan losses	(208)			(91)
Total non-earning assets	2,441			2,200

Total Assets	$28,478			$18,970

Liabilities and shareholders’ equity:
Interest bearing deposits:
Checking	$964	$10	1.04%	$743	$7	0.94%
Money market savings	1,707	27	1.58%	1,156	16	1.38%
Regular savings	1,280	15	1.17%	1,066	12	1.13%
Time Deposits:
$100,000 and over	4,784	175	3.66%	2,756	84	3.05%
Under $100,000	13,554	463	3.42%	7,302	199	2.73%

Total interest bearing deposits	22,289	$690	3.10%	13,023	$318	2.44%
Non-interest bearing liabilities:
Demand deposits	2,604			1,840
Other liabilities	105			70

Total liabilities	24,998			14,933
Shareholders’ equity	3,480			4,037

Total Liabilities and Shareholders’ equity	$28,478			$18,970

Net interest income		$921			$460

Interest rate spread			3.04%			2.17%

Interest expense to average earning assets			2.63%			1.89%

Net interest margin			3.51%			2.73%

The following table describes the impact on the interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate and Volume Analysis

Rate and Volume Analysis

	Years ended December 31,
	2005 compared to 2004 Change Due To:			2004 compared to 2003 Change Due To:
	Increase (Decrease)	Rate	Volume	Increase (Decrease)	Rate	Volume
Interest income:
Securities	$25	$5	$20	$95	$5	$90
Loans	776	77	699	483	10	473
Federal funds sold	32	37	(5)	3	—	3

Total interest income	833	119	714	581	15	566

Interest expense:
Interest bearing deposits:
Checking	3	1	2	5	0	5
Money market savings	11	3	8	12	2	10
Regular savings	3	1	2	9	—	9
Time Deposits:
$100,000 and over	91	19	72	63	0	63
Under $100,000	264	60	204	155	0	155

Total interest bearing deposits	372	84	288	244	2	242

Net interest income	$461	$35	$426	$337	$13	$324

Net Interest Income

Net interest income, CNB’s primary source of consolidated earnings, is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. As the Bank did not begin its operations until April 29, 2003, it has had limited operations from which to generate revenues. Other factors affecting net interest income included paying higher interest rates to attract depositors and extending credit with lower interest rates to attract borrowers. For the year ended December 31, 2005, interest income and interest expense were $1.6 million and $690,000, respectively. For the year ended December 31, 2004, interest income was $778,000 and interest expense was $318,000. The increase in interest revenues and expenses were directly related to growth in loans and deposits and interest rate increases.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this importance and continues to review and consider areas where non-interest income can be increased. Non-interest income for the year ended December 31, 2005 was $145,000, compared to $150,000 for the year ended December 31, 2004. The Company realized losses of $80,000 on the disposition of securities during the fourth quarter of 2005 to better position the Company for future profitability. Main sources of non-interest income for the year ended December 31, 2005 were $127,000 from non-sufficient fund/overdraft accounts, $30,000 from fixed rate mortgage brokerage fees, $14,000 from shares owned in a local title insurance agency, and $22,000 from debit card and ATM activity. The primary sources of non-interest income for the year ended December 31, 2004 were $80,000 from non-sufficient fund/overdraft accounts, $22,000 from fixed rate mortgage brokerage fees, $14,000 from shares owned in a local title insurance agency, and $12,000 from debit card and ATM activity.

TABLE 3: Non-Interest Income

	Year Ended December 31,
(Dollars in thousands)	2005	2004
Service charges on deposit accounts	$16	$11
Other fees and commissions	137	86
Realized loss on sale of securities	(80)	—
Other operating income	72	53

Total non-interest income	$145	$150

Non-Interest Expense

Improving operating efficiency is as important to management as enhancing non-interest income. Higher non-interest expenses are expected during the first years of operation. For the year ended December 31, 2005, major components of other operating expenses were ATM expense – $37,000, insurance – $23,000, and regulatory assessments – $20,000. The same major components for the year ended December 31, 2004 were $25,000, $20,000, and $18,000, respectively.

TABLE 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in thousands)	2005	2004
Personnel	$825	$576
Occupancy and equipment	142	130
Professional fees	140	147
Advertising	35	33
Computer services	109	98
Other operating expenses	215	182

Total non-interest expense	$1,466	$1,166

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

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2005	2004
Allowance, beginning of period	$151	$56
Provision for loan losses	144	95

Total provision for loan losses	295	151
Loans charged off	(20)	—
Recoveries of loans previously charged off	—	—

Allowance, end of period	$275	$151

The allocation of the allowance at December 31, 2005 and 2004 and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	2005		2004
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Commercial and industrial	$18	11.73%	$16	16.95%
Real estate commercial	69	47.41	41	32.32
Real estate consumer	30	24.56	21	31.42
Consumer installment	47	16.30	34	19.31
Unallocated	111	N/A	39	N/A

Balance, December 31	$275	100.00%	$151	100.00%

Financial Condition

Summary

A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining profitability while maintaining an acceptable level of risk. At December 31, 2005, the Company had $32.8 million in total assets. Interest-earning assets and interest-bearing liabilities were $30.2 million and $26.4 million, respectively. At December 31, 2004, the Company had $21.4 million in total assets. Interest-earning assets were $19.2 million and interest-bearing liabilities were $15.6 million.

Loan Portfolio

CNB’s loan portfolio is its largest and most profitable component of earning assets, totaling 71.7% of interest-earning assets at December 31, 2005 and 67.6% at December 31, 2004. The Company, through the bank, engages in a wide range of lending activities, which include one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. CNB continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.

TABLE 7: Loan Portfolio

	December 31,
(Dollars in thousands)	2005	2004
Commercial and industrial	$2,456	$1,991
Real estate construction	1,419	886
Real estate mortgage:
Residential (1-4 family)	3,257	2,767
Home equity lines	643	418
Non-farm, non-residential (1)	10,268	4,187
Agricultural	84	205
Consumer installment	3,529	2,501

Total loans	$21,656	$12,955

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

Non-farm, non-residential loans are typically owner-occupied commercial buildings. At December 31, 2005, non-farm, non-residential loans were 47.4% of the total portfolio, compared to 32.3% at December 31, 2004. Commercial, industrial and agricultural loan portfolio consists of secured and unsecured loans to small businesses, comprising 11.7% and 17.0% of the total portfolio at December 31, 2005 and 2004, respectively.

CNB’s unfunded loan commitments totaled $3.2 million at December 31, 2005 and $2.1 million at December 31, 2004.

The following table reflects the maturity distribution of selected loan categories at December 31, 2005.

TABLE 8: Remaining Maturities of Selected Loan Categories

(Dollars in thousands)	Commercial and Industrial, Agricultural	Real Estate - Construction
Variable Rate:
Within 1 year	$1,678	$1,083
1 to 5 years	10	—
After 5 years	—	—
Fixed Rate:
Within 1 year	275	261
1 to 5 years	577	75
After 5 years	—	—

Total Maturities	$2,540	$1,419

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

At December 31, 2005, the Company did not have any nonperforming assets, loans classified for regulatory purposes as loss or doubtful, delinquent loans, or other real estate owned. At December 31, 2004, the Company had nonperforming assets in the form of one non-accrual loan of $46,000. The Company did not have any other loans classified for regulatory purposes as loss or doubtful, delinquent loans of 90 days or more, or other real estate owned. There were no other loans classified for regulatory purposes as substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in our primary service area. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions of our primary service area. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2005.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Securities Portfolio

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity. Table 9 presents information pertaining to the composition of the securities portfolio. CNB manages its investment portfolio consistent with established policies that include guidelines for maturity distribution, rate sensitivity, and liquidity needs. The investment portfolio consists of securities available for sale, which may be sold in response to established policies. These securities are carried at estimated fair value, which was $6.4 million at December 31, 2005.

TABLE 9: Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$2,501	$2,483	3.38%
Maturing within 1 to 5 years	3,723	3,695	4.40
Maturing after 5 years	—	—	—

Total U.S. government agencies and corporations	6,224	6,178	3.99

Other securities, restricted, no maturity	199	199	5.03

Total securities	$6,423	$6,377	4.02%

Deposits

Deposits are an important funding source and the primary supplier of CNB’s growth. The Company’s strategy has been to increase its core deposits at the same time that it controls its cost of funds. CNB’s deposit base is comprised of demand deposits, savings and money market accounts, time deposits and individual retirement accounts. These deposits are provided by individuals and businesses located within the communities served.

Table 10 presents the average deposit balances and average rates paid for the periods ended December 31, 2005 and 2004. Table 11 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2005.

TABLE 10: Average Deposits and Rates Paid

	December 31,
	2005		2004
(In thousands)	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$2,604		$1,840

Interest bearing accounts:
Interest checking	964	1.04%	743	0.94%
Regular savings	1,280	1.17	1,066	1.13
Money market accounts	1,707	1.58	1,156	1.38
Time deposits:
$100,000 and greater	4,784	3.66	2,756	3.05
Under $100,000	13,554	3.42	7,302	2.73

Total interest bearing deposits	22,289	3.10%	13,023	2.44%

Total	$24,893		$14,863

TABLE 11: Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2005	$920	$410	$2,498	$2,592	$6,420	21.82%

Liquidity and Interest Rate Sensitivity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, short-term investments, securities classified as available for sale as well as loans and securities maturing within one year. As a result of CNB’s management of liquid assets and the ability to generate liquidity through liability funding, management believes CNB maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Although maintaining and increasing deposits will serve as the primary source of liquidity, CNB maintains additional sources of liquidity through a federal funds line with Community Bankers Bank. At December 31, 2005, cash, federal funds sold, securities available for sale, and loans maturing within one year were 45.0% of total deposits and liabilities.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The primary technique for managing interest rate risk exposure is management of the interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated to mature or re-price within that same time period. During a period of rising interest rates, a “positive gap” implies that net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In a period of falling interest rates, the opposite effect on net income is likely to occur. Table 12 sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2005.

TABLE 12: Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$—	$2,483	$3,695	$199	$6,377
Loans	9,040	1,957	9,912	747	21,656
Federal funds sold	2,187	—	—	—	2,187

Total	$11,227	$4,440	$13,607	$946	$30,220
Cumulative totals	$11,227	$15,667	$29,274	$30,220

Interest Bearing Liabilities
Interest checking (1)	$867	$—	$—	$—	$867
Savings (1)	1,218	—	—	—	1,218
Money Market (1)	1,600	—	—	—	1,600
Time Deposits	3,391	9,449	9,874	—	22,714

Total	$7,076	$9,449	$9,874	$—	$26,399
Cumulative totals	$7,076	$16,525	$26,399	$26,399

Interest sensitivity gap	$4,151	$(5,009)	$3,733	$946	$3,821
Cumulative interest sensitivity gap	$4,151	$(858)	$2,875	$3,821
Cumulative interest sensitivity gap to total interest earning assets	13.74%	-2.84%	9.51%	12.64%

(1)	Non-maturity, interest sensitive, deposits are classified as repriceable within 0-3 months, under the assumption that rates are subject to change weekly, at the discretion of management.

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

At December 31, 2005, consolidated shareholder’s equity was $3.3 million or 10.1% of total assets. At December 31, 2004, consolidated shareholders’ equity was $3.7 million or 17.3% of total assets. The Company’s common stock had a tangible book value of $5.84 per share at December 31, 2005 and $6.54 per share at December 31, 2004.

TABLE 13: Capital Analysis

	December 31,
(In thousands)	2005	2004
Tier 1 Capital:
Common stock	$6	$6
Capital surplus	5,564	5,439
Retained earnings (deficit)	(2,226)	(1,682)

Total Tier 1 capital	3,344	3,763
Tier 2 Capital:
Allowance for loan losses	275	151

Total risk-based capital	$3,619	$3,914

Risk weighted assets	$24,267	$15,110
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	13.78%	24.90%
Total risk-based capital ratio	14.91%	25.90%
Tier 1 capital to average total assets	10.30%	17.94%

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2005 were unfulfilled loan commitments of $3.2 million. The Company had standby letters of credit as of December 31, 2005 in the amount of $86,000.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included in this Item 7:

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2005 and 2004.

2.	Consolidated Statements of Operations for years ended December 31, 2005 and 2004.

3.	Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2005 and 2004.

4.	Consolidated Statements of Cash Flows for years ended December 31, 2005 and 2004.

5.	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2005	2004
Assets
Cash and due from banks	$1,011	$491
Federal funds sold	2,187	258
Securities available-for-sale, at fair value (amortized cost of $6,423 on December 31, 2005 and $6,026 on December 31, 2004)	6,377	5,956
Loans, net of allowance for loan losses of $275 on December 31, 2005 and $151 on December 31, 2004	21,381	12,804
Premises and equipment, net	1,680	1,738
Other assets	184	134

Total assets	$32,820	$21,381

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,021	$2,065
Interest bearing deposits	26,399	15,560

Total deposits	29,420	17,625
Accrued interest payable	81	35
Other liabilities	21	28

Total liabilities	29,522	17,688

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 564,937 shares issued and outstanding at December 31, 2005 and 2004	6	6
Additional paid-in capital	5,564	5,439
Retained earnings (deficit)	(2,226)	(1,682)
Accumulated other comprehensive (loss)	(46)	(70)

Total shareholders’ equity	3,298	3,693

Total liabilities and shareholders’ equity	$32,820	$21,381

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004
Interest and Dividend Income
Loans, including fees	$1,382	$606
Investment securities, taxable	170	145
Federal funds sold	59	27

Total Interest and Dividend Income	1,611	778

Interest Expense,
Deposits	690	318

Total Interest Expense	690	318

Net Interest Income	921	460

Provision for Loan Losses	144	95
Net Interest Income after Provision for Loan Losses	777	365

Non-Interest Income
Service charges on deposit accounts	16	11
Other fees and commissions	137	86
Net realized (losses) on disposition of securities	(80)	—
Income from investment in title company	14	14
Mortgage broker fees	30	22
Other income	28	17

Total Non-Interest Income	145	150

Non-Interest Expense
Personnel	825	576
Occupancy and equipment	142	130
Professional fees	140	147
Advertising	35	33
Computer services	109	98
Other	215	182

Total Non-Interest Expense	1,466	1,166

Net (Loss)	$(544)	$(651)

Earnings (loss) per share, basic and diluted	$(0.96)	$(1.16)

Weighted average shares outstanding, basic and diluted	564,937	562,253

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive (Loss)	Total
Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693

Issuance of stock options	—	—	125	—	—		125

Comprehensive (loss):
Net loss	—	—	—	(544)	—	$(544)	(544)
Other comprehensive income:
Unrealized (loss) on securities available for sale	—	—	—	—		(56)
Reclassification adjustment						80

Other comprehensive income					24	24	24

Total comprehensive (loss)	—	—	—	—	—	$(520)	—

Balance - December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

Balance - December 31, 2003	561,137	$6	$5,401	$(1,031)	$(32)		$4,344

Exercise of warrants	3,000	—	30	—	—		30

Exercise of stock options	800	—	8	—	—		8

Comprehensive (loss):
Net loss	—	—	—	(651)	—	$(651)	(651)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(38)	(38)	(38)

Total comprehensive (loss)	—	—	—	—	—	$(689)	—

Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2005	2004
Cash Flows From Operating Activities
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(544)	$(651)
Provision for loan losses	144	95
Depreciation and amortization	102	87
Net accretion of securities	26	—
Realized loss on securities	80	—
Compensation expense related to stock option issuance	125	—
Changes in:
Interest receivable	(53)	(47)
Other assets	(5)	(6)
Interest payable	46	19
Other liabilities	(7)	(131)

Net cash (used in) operating activities	(86)	(634)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(4,523)	(9,914)
Proceeds from sales, calls and maturities of available-for-sale securities	4,020	10,200
Purchase of property and equipment	(36)	(518)
Net increase in loans	(8,721)	(7,383)

Net cash (used in) investing activities	(9,260)	(7,615)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	956	936
Net increase in interest bearing deposits	10,839	7,680
Issuance of common stock	—	38

Net cash provided by financing activities	11,795	8,654

Net increase in cash and cash equivalents	$2,449	$405

Cash and Cash Equivalents
Beginning	749	344

Ending	$3,198	$749

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$644	$299

Change in unrealized (loss) on available for sale securities	$24	$(38)

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

Foreclosed Property

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the lower of the Bank’s cost or the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in net expenses from foreclosed assets. The Bank had no foreclosed assets at December 31, 2005 or 2004.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2005 and 2004, the Company expensed $35,000 and $33,000, respectively, for advertising costs.

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

Stock-Based Compensation Plan

The 2003 Stock Incentive Plan was approved by shareholders on August 12, 2003, which authorized 84,170 shares of common stock to be used in the granting of incentive options to employees and directors, and which Plan was last amended by shareholder vote at a special meeting held November 17, 2005. This is the first stock incentive plan adopted by the Company. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

The incentive stock options granted during 2005 were subject to full vesting on December 14, 2005. The value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2005 and 2004, respectively, no dividend rate, risk-free interest rate of 4.45% and 4.21%, expected life of 10 years, and expected volatility of 10.51% and 13.22%.

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares at a price of $10 per share. The vesting of all outstanding warrants was accelerated during 2005. The warrants were valued at the grant date using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants in 2003, no dividend rate, risk-free interest rate of 4.30%, expected life of 10 years, and no expected volatility.

The Company accounts for the stock option plan and warrants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based compensation cost of $125,000 is reflected in net income, resulting from 41,750 options granted under the plan at an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the years ended December 31, 2005 and 2004.

(Dollars in thousands, except per share data)	2005	2004
Net income, as reported	$(544)	$(651)
Total stock-based compensation expense determined under fair value based method for all awards	(467)	(73)

Pro forma net income	$(1,011)	$(724)

Earnings (loss) per share
Basic and diluted - as reported	$(0.96)	$(1.16)
Basic and diluted - pro forma	$(1.79)	$(1.29)

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Corporation will be required to apply SFAS No. 123R as of the annual reporting period that begins after December 15, 2005. Currently, all options granted by the Company are fully vested, and the Company does not anticipate option grants during 2006, therefore the effect on the Company’s financial statements is immaterial.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

NOTE 2: Securities

The amortized cost and fair value of securities available for sale as of December 31, 2005 and 2004 are as follows:

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,224	$—	$(46)	$6,178
Other securities, restricted	199	—	—	199

	$6,423	$—	$(46)	$6,377

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,850	$—	$(70)	$5,780
Other securities, restricted	176	—	—	176

	$6,026	$—	$(70)	$5,956

The amortized cost and estimated fair value of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,501	$2,483
Due after one year through five years	3,723	3,695
Other securities, restricted	199	199

	$6,423	$6,377

Proceeds from the sales, maturities and the calls of securities available for sale in 2005 and 2004 were $4.0 million and $10.2 million, respectively. During 2005, the Company realized losses on the disposition of securities of $80,000. There were no realized gains or losses during 2004.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are eight accounts in the portfolio that have unrealized losses at December 31, 2005. These losses are relative to the market rates and the timing of purchases and are not a material concern.

	December 31, 2005
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$971	$(1)	$2,705	$(45)

	December 31, 2004
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$5,292	$(58)	$488	$(12)

NOTE 3: Loans

The composition of loans is summarized as follows:

	December 31,
(Dollars in thousands)	2005	2004
Loans secured by real estate:
Construction	$1,419	$886
Secured by 1-4 family residential	3,900	3,185
Non-farm, non-residential	10,268	4,187
Agricultural	84	205
Commercial and industrial loans	2,456	1,991
Loans to individuals	3,529	2,501

Total loans	21,656	12,955
Less: Allowance for loan losses	275	151

Net loans	$21,381	$12,804

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
(Dollars in thousands)	2005	2004
Balance, beginning	$151	$56
Provision charged to operating expense	144	95
Loans charged off	(20)	—

Balance, ending	$275	$151

	December 31,
(Dollars in thousands)	2005	2004
Total impaired loans	$—	$46
Allowance for impaired loans	—	12
Non-accrual loans	—	46
Loans 90 days past-due and still accruing	—	—

	Year ended December 31,
(Dollars in thousands)	2005	2004
Average balance of impaired loans	$—	$47
Interest income recognized on impaired loans	—	2
Cash-basis interest included in interest income	—	2

NOTE 5: Premises and Equipment

Premises and equipment as of December 31, 2005 and 2004 consists of the following:

(Dollars in thousands)	2005	2004
Land	$301	$301
Building	1,253	1,244
Furniture, fixtures and equipment	302	275
Automobile	19	19

	1,875	1,839
Less accumulated depreciation	195	101

	$1,680	$1,738

Depreciation expense was $94,000 and $79,000 for the years ended December 31, 2005 and 2004, respectively.

NOTE 6: Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 was $6.4 million and $2.9 million at December 31, 2004. At December 31, 2005, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2006	$12,909
2007	2,300
2008	1,460
2009	933
2010	5,112

$22,714

Overdrawn deposit accounts totaling $17,000 at December 31, 2005 and $13,000 at December 31, 2004 were reclassified from deposits to loans.

NOTE 7: Earnings per Share

At December 31, 2005, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 564,937. Basic and diluted earnings (loss) per share was $(0.96) for the year ended December 31, 2005. Stock options outstanding of 57,350 shares and warrants outstanding of 90,500 shares were considered anti-dilutive and, therefore, had no impact.

At December 31, 2004, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 562,253. The Company had outstanding stock options of 1,000 shares and warrants of 90,500 which were considered anti-dilutive, therefore, basic and diluted earnings (loss) per share was $(1.16) for the year ended December 31, 2004.

NOTE 8: Warrants

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares at an exercise price of $10 per share. All of the remaining warrants are held by the organizing directors of the Company and fully vested during 2005.

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	90,500	$10.00	102,500	$10.00
Granted	—	—	—	—
Exercised	—	—	(3,000)	10.00
Forfeited	—	—	(9,000)	10.00

Outstanding at end of year	90,500	$10.00	90,500	$10.00

Options exercisable at end of year	90,500		22,625

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$10.00	90,500	7.0	$10.00

NOTE 9: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

(Dollars in thousands)	2005	2004
Deferred tax assets
Pre-opening expenses	$77	$110
Allowance for loan losses	82	44
Net operating loss	598	472
Stock options	43	—
Other	1	—

Deferred tax assets	801	626

Deferred tax liabilities
Fixed assets, net	(34)	(39)

Less: Valuation allowance	(767)	(587)

Net deferred tax assets (liabilities)	$—	$—

The provision for income taxes charged to operations for the period ended December 31, 2005 and 2004, consists of the following:

(Dollars in thousands)	2005	2004
Current tax expense	$—	$—
Deferred tax (benefit)	(180)	(225)
Change in valuation allowance	180	225

	$—	$—

Under the provisions of the Internal Revenue Code, the Company has approximately $1,760,000 of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire through December 31, 2025. The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

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

For the years ended December 31, 2005 and 2004, expense incurred related to this retirement plan was $23,000 and $16,000, resepectively.

NOTE 11: Related Party Transactions

Loans to directors and officers totaled $2,969,000 and $1,772,000 at December 31, 2005 and 2004, respectively. New advances and repayments equaled $1,643,000 and $446,000 during 2005, respectively.

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

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	1,000	$12.50	—	$—
Granted	56,350	10.78	29,057	10.09
Exercised	—	—	(800)	10.00
Forfeited	—	—	(27,257)	10.00

Outstanding at end of year	57,350	$10.81	1,000	$12.50

Options exercisable at end of year	57,350		—

Weighted average fair value of options granted during the year		$6.11		$5.96

The following table summarizes options outstanding at December 31, 2005.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$10.00	41,750	10.0	$10.00
12.50	1,000	8.5	12.50
13.00	14,600	10.0	13.00

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meets all capital adequacy requirements to which they are subject. As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2005 and 2004 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$3,619	14.91%	$1,941	8.00%	N/A	N/A
Bank	$3,570	14.71%	$1,941	8.00%	$2,427	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,344	13.78%	$971	4.00%	N/A	N/A
Bank	$3,295	13.58%	$971	4.00%	$1,456	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,344	10.30%	$1,299	4.00%	N/A	N/A
Bank	$3,295	10.15%	$1,299	4.00%	$1,624	5.00%

As of December 31, 2004:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$3,914	25.90%	$1,209	8.00%	N/A	N/A
Bank	$3,785	25.05%	$1,209	8.00%	$1,511	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,763	24.90%	$604	4.00%	N/A	N/A
Bank	$3,634	24.05%	$604	4.00%	$907	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,763	17.94%	$839	4.00%	N/A	N/A
Bank	$3,634	17.33%	$839	4.00%	$1,049	5.00%

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

As of December 31, 2005, reserves of $50,000 were required as deposits with Community Bankers Bank.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed. At December 31, 2005 and 2004, the Company had unfunded commitments under lines of credit of $3.2 million and $2.1 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. At December 31, 2005 and 2004, the Company did not have any commitments to extend credit.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments, if deemed necessary. At December 31, 2005 and 2004, the Bank had commercial or standby letters of credit of $86,000.

The Company did not have deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2005.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$3,198	$3,198	$749	$749
Securities	6,377	6,377	5,956	5,956
Loans, net	21,381	20,897	12,804	12,816
Accrued interest receivable	147	147	94	94
Financial liabilities:
Non-interest bearing deposits	3,021	3,021	2,065	2,065
Interest bearing deposits	26,399	26,582	15,560	15,527
Accrued interest payable	81	81	35	35

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

NOTE 16: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the years ended December 31,
(Dollars in thousands)	2005	2004
ATM expense	$37	$25
Insurance	23	20
Correspondent service charges	14	10
Regulatory assessments	20	18
Supplies and stationary	15	13
Taxes	7	12
Other	99	84

Total Other	$215	$182

NOTE 17: Parent Company Condensed Financial Information

Financial information for the parent company is as follows (dollars in thousands):

	December 31,
Balance Sheet	2005	2004
Assets
Cash	$57	$141
Investments in subsidiary	3,249	3,564

Total Assets	$3,306	$3,705

Liabilities and shareholders’ equity
Other liabilities	$8	$12
Shareholders’ equity	3,298	3,693

Total liabilities and shareholders’ equity	$3,306	$3,705

	For the years ended December 31,
Statement of Operations	2005	2004
Equity in undistributed net (loss) of subsidiary	$(339)	$(574)
Other income	1	—
Other expenses	(206)	(77)

Net (loss)	$(544)	$(651)

	For the year ended December 31,
Statement of Cash Flows	2005	2004
Operating activities:
Net (loss)	$(544)	$(651)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Equity in undistributed loss of subsidiary	339	574
Compensation expense related to stock option issuance	125	—
Increase (decrease) in other liabilities	(4)	4

Net cash (used in) operating activities	(84)	(73)

Financing activities:
Issuance of common stock	—	38

Net cash provided by financing activities	—	38

Net (decrease) in cash	(84)	(35)

Cash at beginning of year	141	176

Cash at end of year	$57	$141

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CNB Bancorp, Inc.

Windsor, Virginia

We have audited the accompanying consolidated balance sheets of CNB Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

January 6, 2006

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information with respect to the Directors of the Company is contained on pages 2 through 5 of the 2006 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 11 of the 2006 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is contained on pages 7 through 9 of the 2006 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained on pages 7 through 9 of the 2006 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference. The information regarding Director compensation contained on page 9 of the 2006 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 10 and 11 of the 2006 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 11 of the 2006 Proxy Statement under the caption, “Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 13. EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc. 2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

14.1	Code of Ethics (2)

21.1	Subsidiaries of CNB Bancorp, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on page 12 of the 2006 Proxy Statement under the caption, “Principal Accountant Fees and Services,” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr.
Chief Executive Officer

Date:	March 27, 2006

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

Signature	Title	Date

/s/ Robert E. Spencer, Jr. Robert E. Spencer, Jr.	Director, Chief Executive Officer (principal executive officer)	January 19, 2006

/s/ Oliver D. Creekmore Oliver D. Creekmore	Director, President (principal executive officer)	January 19, 2006

/s/ D. C. Bowman	Director	January 19, 2006
D. C. Bowman

/s/ Judy D. Brown	Director	January 19, 2006
Judy D. Brown

/s/ Allen E. Brown	Director	January 19, 2006
Allen E. Brown

Signature	Title	Date

/s/ Brenton D. Burgess	Director	January 19, 2006
Brenton D. Burgess

/s/ Clem E. Dalton	Director	January 19, 2006
Clem E. Dalton

/s/ J. Larry Darden	Director	January 19, 2006
J. Larry Darden

/s/ Harold F. Demsko	Director	January 19, 2006
Harold F. Demsko

/s/ Tommy J. Duncan	Director	January 19, 2006
Tommy J. Duncan

/s/ William E. Goodwin	Director	January 19, 2006
William E. Goodwin

/s/ James E. Laine	Director	January 19, 2006
James E. Laine

/s/ Anna M. Nash	Director	January 19, 2006
Anna M. Nash

/s/ Susan W. O’Connell	Director	January 19, 2006
Susan W. O’Connell

/s/ Marcia C. Patterson	Director	January 19, 2006
Marcia C. Patterson

Signature	Title	Date

/s/ Gerald D. Scheimberg	Director	January 19, 2006
Gerald D. Scheimberg

/s/ William L. Shelton	Director	January 19, 2006
William L. Shelton

/s/ Michael G. Smith	Director	January 19, 2006
Michael G. Smith

/s/ G. Stewart Tyler	Director	January 19, 2006
G. Stewart Tyler

/s/ Gene E. Worrell	Director	January 19, 2006
Gene E. Worrell

/s/ Lester A. Younkins	Director	January 19, 2006
Lester A. Younkins

/s/ Elizabeth T. Beale Elizabeth T. Beale	Chief Financial Officer (principal accounting and financial officer)	January 19, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

14.1	Code of Ethics(2)

21.1	Subsidiaries of the Company(2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.