Form 10QSB
period 2006-03-31
CNB BANCORP INC/VA
filed 2006-05-15
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2006, 564,937 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	March 31, 2006 (unaudited)	December 31, 2005
Assets
Cash and due from banks	$1,180	$1,011
Federal funds sold	—	2,187
Securities available-for-sale, at fair value (amortized cost of $7,416 on March 31, 2006 and $6,423 on December 31, 2005)	7,350	6,377
Loans, net of allowance for loan losses of $280 on March 31, 2006 and $275 on December 31, 2005	22,138	21,381
Premises and equipment, net	1,656	1,680
Other assets	246	184

Total assets	$32,570	$32,820

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,258	$3,021
Interest bearing deposits	25,574	26,399

Total deposits	28,832	29,420
Accrued interest payable	75	81
Federal funds purchased	327	—
Other liabilities	47	21

Total liabilities	29,281	29,522

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 564,937 shares issued and outstanding at March 31, 2006 and December 31, 2005	6	6
Additional paid-in capital	5,564	5,564
Retained earnings (deficit)	(2,215)	(2,226)
Accumulated other comprehensive (loss)	(66)	(46)

Total shareholders’ equity	3,289	3,298

Total liabilities and shareholders’ equity	$32,570	$32,820

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Interest and Dividend Income
Loans, including fees	$436	$248
Investment securities, taxable	72	39
Federal funds sold	15	9

Total Interest and Dividend Income	523	296

Interest Expense,
Deposits	227	117

Total Interest Expense	227	117

Net Interest Income	296	179

Provision for Loan Losses	5	33

Net Interest Income after Provision for Loan Losses	291	146

Non-Interest Income
Service charges on deposit accounts	4	4
Other fees and commissions	28	27
Income from investment in title company	2	3
Mortgage broker fees	19	7
Other income	13	8

Total Non-Interest Income	66	49

Non-Interest Expense
Personnel	190	173
Occupancy and equipment	35	34
Professional fees	32	29
Advertising	9	9
Computer services	26	25
Other	54	49

Total Non-Interest Expense	346	319

Net Income (Loss)	$11	$(124)

Earnings (loss) per share, basic and diluted	$0.02	$(0.22)

Weighted average shares outstanding, basic	564,937	564,937

Weighted average shares outstanding, diluted	599,839	564,937

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006 and 2005 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive (Loss)	Total
Balance - December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

Comprehensive income (loss):
Net income	—	—	—	11	—	$11	11
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(20)	(20)	(20)

Total comprehensive (loss)	—	—	—	—	—	$(9)	—

Balance - March 31, 2006	564,937	$6	$5,564	$(2,215)	$(66)		$3,289

Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693

Comprehensive (loss):
Net loss	—	—	—	(124)	—	$(124)	(124)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(63)	(63)	(63)

Total comprehensive (loss)	—	—	—	—	—	$(187)	—

Balance - March 31, 2005	564,937	$6	$5,439	$(1,806)	$(133)		$3,506

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$11	$(124)
Provision for loan losses	5	33
Depreciation and amortization	26	25
Net accretion of securities	7	—
Changes in:
Interest receivable	(46)	(21)
Other assets	(18)	(39)
Interest payable	(6)	20
Other liabilities	26	3

Net cash provided by (used in) operating activities	5	(103)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(1,000)	(1,023)
Purchase of property and equipment	—	(17)
Net increase in loans	(762)	(4,069)

Net cash (used in) investing activities	(1,762)	(5,109)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	237	809
Net increase (decrease) in interest bearing deposits	(825)	4,363
Net increase in federal funds purchased	327	76

Net cash provided by (used in) financing activities	(261)	5,248

Net increase (decrease) in cash and cash equivalents	$(2,018)	$36
Cash and Cash Equivalents
Beginning	3,198	749

Ending	$1,180	$785

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$233	$97

Change in unrealized (loss) on available for sale securities	$(20)	$(63)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005; the results of operations for the three month periods ended March 31, 2006 and 2005; changes in shareholders’ equity for the three months ended March 31, 2006 and 2005; and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2006 and December 31, 2005, are as follows:

	March 31, 2006
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$7,217	$—	$(66)	$7,151
Other securities, restricted	199	—	—	199

	$7,416	$—	$(66)	$7,350

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,224	$—	$(46)	$6,178
Other securities, restricted	199	—	—	199

	$6,423	$—	$(46)	$6,377

There were no proceeds from available for sale securities that matured or were called by their issuers in the first three months of 2006 During the same period, there were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of bonds, generally as rates have risen. There are fourteen accounts in the portfolio that have unrealized losses at March 31, 2006. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of impairments.

	March 31, 2006
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$3,449	$(25)	$3,702	$(41)

Note 3. Loans

The consolidated loan portfolio at March 31, 2006 and December 31, 2005 is composed of the following:

(Dollars in thousands)	March 31, 2006	Percentage	December 31, 2005	Percentage
Loans secured by real estate:
Construction and land development	$1,418	6.32%	$1,419	6.55%
Secured by 1-4 family residential	4,589	20.47%	3,900	18.00%
Nonfarm, nonresidential	10,112	45.11%	10,268	47.41%
Agricultural	5	0.02%	84	0.39%
Commercial and industrial loans	2,484	11.08%	2,456	11.34%
Loans to individuals	3,810	17.00%	3,529	16.30%

Total loans	$22,418	100.00%	$21,656	100.00%
Less: Allowance for loan losses	280		275

Loans, net	$22,138		$21,381

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2005	$275
Provision charged to operating expense	5

Balance, March 31, 2006	$280

At March 31, 2006, the Company had one loan totaling $42,000 on non-accrual status. At March 31, 2006, the Company had no other impaired loans or loans past due 90 days and still accruing interest.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	302	302
Automobile	19	19

	1,875	1,875
Less accumulated depreciation	219	195

	$1,656	$1,680

Note 6. Earnings (Loss) Per Share

At March 31, 2006 and 2005, the weighted average number of shares outstanding for calculating basic earnings (loss) per share was 564,937. At March 31, 2006, the effect of dilutive securities (stock options and warrants) included in the calculation of diluted earnings per share was 34,902 shares. No securities were excluded from the calculation as anti-dilutive at March 31, 2006. At March 31, 2005, stock options outstanding of 1,000 shares and warrants outstanding of 90,500 shares were excluded from the calculation of diluted loss per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 84,170 shares of common stock, subject to adjustment for certain recapitalizations. At March 31, 2006, there were 57,350 options issued and outstanding. No options were granted, exercised, or forfeited during the first three months of 2006. The following table summarizes options outstanding at March 31, 2006. Refer to Note 12 of the Company’s 2005 Form 10K-SB for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$10.00	41,750	9.75	$10.00
12.50	1,000	8.25	12.50
13.00	14,600	9.75	13.00

Note 8. Warrants

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares. No warrants were exercised, granted or forfeited during the first three months of 2006. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. The following table summarizes warrants outstanding at March 31, 2006. Refer to Note 8 of the Company’s 2005 Form 10K-SB for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$10.00	90,500	6.75	$10.00

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
ATM expense	$10	$8
Insurance	5	5
Correspondent service charges	3	3
Regulatory assessments	5	5
Supplies and stationary	4	3
Taxes	2	3
Other	25	22

Total Other	$54	$49

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

Since inception, the Company has had no material delinquencies, nor a trend or an indication of a trend that would indicate the expectation of material losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is adequate. The establishment of allowance factors is a continuing exercise and may change from period to period, resulting in an increase or decrease in the amount of provision or allowance based upon the same volume or classification of loans. The Company’s current policy is to maintain the allowance at approximately 1.25% of total loans. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Accounting for Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Financial Condition

At March 31, 2006, CNB Bancorp, Inc. had total assets of $32.6 million compared to $32.8 million at December 31, 2005. During the first three months of 2006, total assets decreased by $200,000 when compared to total assets at December 31, 2005. The decrease in total assets is primarily due to a $757,000 increase in net loans, a $1 million increase in securities available-for-sale, and a $2.2 million decrease in federal funds sold resulting from controlled deposit growth. At March 31, 2006, assets consisted principally of cash and cash equivalents of $1.1 million, $7.4 million in securities available for sale, $22.1 million in loans, net of allowance for loan losses, and $1.7 million in premises and equipment, net of accumulated depreciation.

Total liabilities at March 31, 2006 were $29.3 million, compared to $29.5 million at December 31, 2005. Total liabilities at March 31, 2006 consisted primarily of $3.3 million in non-interest bearing deposits and $25.6 million in interest bearing deposits. Non-interest bearing deposits increased $237,000, or 7.9%, while interest bearing deposits decreased $825,000, or 3.1%, in the first three months of 2006.

As of March 31, 2006, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $3.1 million. At March 31, 2006, CNB had one loan totaling $42,000 classified as non-accrual. There were no other loans past due 90 days and still accruing interest or classified as impaired at March 31, 2006.

Capital Resources

At March 31, 2006, consolidated shareholders’ equity was $3.3 million or 10.1% of total assets compared to $3.3 million or 10.0% of total assets at December 31, 2005. The Company’s common stock had a tangible book value of $5.82 per share at March 31, 2006 compared to $5.84 per share at December 31, 2005.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2006 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total Capital (to Risk-Weighted Assets)
Consolidated	$3,635	14.85%	$1,959	8.00%	N/A	N/A
Bank	$3,594	14.68%	$1,959	8.00%	$2,448	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,355	13.70%	$979	4.00%	N/A	N/A
Bank	$3,315	13.54%	$979	4.00%	$1,469	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,355	10.34%	$1,298	4.00%	N/A	N/A
Bank	$3,315	10.21%	$1,298	4.00%	$1,623	5.00%

Results of Operations

CNB had net income of $11,000 for the quarter ended March 31, 2006. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to reach the break-even point to support the level of infrastructure and staffing required to operate the Bank. For the three months ended March 31, 2005, CNB had a net loss of $124,000.

Total interest income for the three month period ended March 31, 2006 was $523,000. Total interest expense for the three month period ended March 31, 2006 was $227,000. For the three months ended March 31, 2005, total interest income was $296,000, and total interest expense was $117,000. The increased interest income and expense from 2005 to 2006 is indicative of growth and rising market rates.

Total non-interest income for the quarter ended March 31, 2006 was $66,000, consisting primarily of other fees and commissions and mortgage broker fees. For the same period, total non-interest expense was $346,000. Personnel expense and occupancy and equipment expense accounted for 54.9% and 10.1% of non-interest expense, respectively. Non-interest income for the three months ended March 31, 2005 was $49,000, while non-interest expense was $319,000.

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company was required to apply SFAS No. 123R as of the annual reporting period that began after December 15, 2005. Currently, all options granted by the Company are fully vested, and the Company does not anticipate option grants during 2006, therefore the effect on the Company’s financial statements is immaterial.

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of March 31, 2006 were unfulfilled loan commitments totaling $3.1 million.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which CNB or its subsidiary is a party or of which any of their property is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

CNB BANCORP, INC.
(Registrant)

DATE: May 15, 2006	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
President & Chief Executive Officer

DATE: May 15, 2006	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer