Form 10QSB
period 2006-06-30
CNB BANCORP INC/VA
filed 2006-08-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2006, 564,937 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional	Small Business Disclosure Format: Yes ☐ No ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(Dollars in thousands, except share data)
	(unaudited)
Assets
Cash and due from banks	$571	$1,011
Federal funds sold	—	2,187
Securities available-for-sale, at fair value (amortized cost of $7,618 on June 30, 2006 and $6,423 on December 31, 2005)	7,497	6,377
Loans, net of allowance for loan losses of $297 on June 30, 2006 and $275 on December 31, 2005	23,443	21,381
Premises and equipment, net	1,632	1,680
Other assets	260	184

Total assets	$33,403	$32,820

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,243	$3,021
Interest bearing deposits	26,736	26,399

Total deposits	29,979	29,420
Accrued interest payable	89	81
Federal funds purchased	45	—
Other liabilities	42	21

Total liabilities	30,155	29,522

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 564,937 shares issued and outstanding at June 30, 2006 and December 31, 2005	6	6
Additional paid-in capital	5,564	5,564
Retained earnings (deficit)	(2,201)	(2,226)
Accumulated other comprehensive (loss)	(121)	(46)

Total shareholders’ equity	3,248	3,298

Total liabilities and shareholders’ equity	$33,403	$32,820

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$489	$328	$925	$576
Investment securities, taxable	80	44	152	83
Federal funds sold	7	9	22	18

Total Interest and Dividend Income	576	381	1,099	677

Interest Expense
Deposits	249	154	476	271
Other borrowings	1	—	1	—

Total Interest Expense	250	154	477	271

Net Interest Income	326	227	622	406

Provision for Loan Losses	17	49	22	82

Net Interest Income after Provision for Loan Losses	309	178	600	324

Non-Interest Income
Service charges on deposit accounts	4	4	8	8
Other fees and commissions	38	36	66	63
Income from investment in title company	4	4	6	7
Mortgage broker fees	6	21	25	28
Other income	8	5	21	13

Total Non-Interest Income	60	70	126	119

Non-Interest Expense
Personnel	186	160	376	333
Occupancy and equipment	36	35	71	69
Professional fees	38	28	70	57
Advertising	9	9	18	18
Computer services	28	28	54	53
Other	58	54	112	103

Total Non-Interest Expense	355	314	701	633

Net Income (Loss)	$14	$(66)	$25	$(190)

Earnings (loss) per share, basic and diluted	$0.02	$(0.12)	$0.04	$(0.34)

Weighted average shares outstanding, basic	564,937	564,937	564,937	564,937

Weighted average shares outstanding, diluted	599,839	564,937	599,839	564,937

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006 and 2005 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive (Loss)	Comprehen- sive (Loss)	Total
Balance - December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

Comprehensive (loss):
Net income	—	—	—	25	—	$25	25
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(75)	(75)	(75)

Total comprehensive (loss)	—	—	—	—	—	$(50)	—

Balance - June 30, 2006	564,937	$6	$5,564	$(2,201)	$(121)		$3,248

Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693

Comprehensive (loss):
Net loss	—	—	—	(190)	—	$(190)	(190)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(24)	(24)	(24)

Total comprehensive (loss)	—	—	—	—	—	$(214)	—

Balance - June 30, 2005	564,937	$6	$5,439	$(1,872)	$(94)		$3,479

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$25	$(190)
Provision for loan losses	22	82
Depreciation and amortization	50	50
Net accretion of securities	(5)	—
Changes in:
Interest receivable	(38)	(22)
Other assets	(40)	(25)
Interest payable	8	30
Other liabilities	21	(6)

Net cash provided by (used in) operating activities	43	(81)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(2,090)	(1,023)
Proceeds from sales, calls and maturities of available-for-sale securities	900	1,000
Purchase of property and equipment	—	(21)
Net increase in loans	(2,084)	(5,442)

Net cash (used in) investing activities	(3,274)	(5,486)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	222	319
Net increase in interest bearing deposits	337	5,716
Net increase in federal funds purchased	45	—

Net cash provided by financing activities	604	6,035

Net increase (decrease) in cash and cash equivalents	$(2,627)	$468

Cash and Cash Equivalents
Beginning	3,198	749

Ending	$571	$1,217

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$469	$241

Change in unrealized (loss) on available for sale securities	$(75)	$(24)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005; the results of operations for the three and six month periods ended June 30, 2006 and 2005; changes in shareholders’ equity for the six months ended June 30, 2006 and 2005; and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of June 30, 2006 and December 31, 2005, are as follows:

	June 30, 2006
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$7,419	$—	$(121)	$7,298
Other securities, restricted	199	—	—	199

	$7,618	$—	$(121)	$7,497

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,224	$—	$(46)	$6,178
Other securities, restricted	199	—	—	199

	$6,423	$—	$(46)	$6,377

Proceeds from available for sale securities that matured or were called by their issuers in the first six months of 2006 were $900,000. During the same period, there were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of bonds, generally as rates have risen. There are fourteen accounts in the portfolio that have unrealized losses at June 30, 2006. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of impairments.

	June 30, 2006
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$3,897	$(44)	$3,401	$(77)

Note 3. Loans

The consolidated loan portfolio at June 30, 2006 and December 31, 2005 is composed of the following:

(Dollars in thousands)	June 30, 2006	Percentage	December 31, 2005	Percentage
Loans secured by real estate:
Construction and land development	$1,459	6.15%	$1,419	6.55%
Secured by 1-4 family residential	5,812	24.48%	3,900	18.01%
Nonfarm, nonresidential	9,922	41.79%	10,268	47.41%
Agricultural	2	0.01%	84	0.39%
Commercial and industrial loans	2,532	10.67%	2,456	11.34%
Loans to individuals	4,013	16.90%	3,529	16.30%

Total loans	$23,740	100.00%	$21,656	100.00%
Less: Allowance for loan losses	297		275

Loans, net	$23,443		$21,381

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2005	$275
Provision charged to operating expense	22

Balance, June 30, 2006	$297

At June 30, 2006, the Company had no loans classified as impaired or on non-accrual status. The Company had three loans totaling $121,000 past due 90 days and still accruing interest.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	302	302
Automobile	19	19

	1,875	1,875
Less accumulated depreciation	243	195

	$1,632	$1,680

Note 6. Earnings (Loss) Per Share

At June 30, 2006 and 2005, the weighted average number of shares outstanding for calculating basic earnings (loss) per share was 564,937. At June 30, 2006, the effect of dilutive securities (stock options and warrants) included in the calculation of diluted earnings per share was 34,902 shares. No securities were excluded from the calculation as anti-dilutive at June 30, 2006. At June 30, 2005, stock options outstanding of 1,000 shares and warrants outstanding of 90,500 shares were excluded from the calculation of diluted loss per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 84,170 shares of common stock, subject to adjustment for certain recapitalizations. At June 30, 2006, there were 57,350 options issued and outstanding, all of which were exercisable. No options were granted, exercised, or forfeited during the first six months of 2006. The intrinsic value of outstanding options at June 30, 2006 was approximately $154,000. The following table summarizes options outstanding at June 30, 2006. Refer to Note 12 of the Company’s 2005 Form 10-KSB for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 10.00	41,750	9.50	$10.00
12.50	1,000	8.00	12.50
13.00	14,600	9.50	13.00

Note 8. Warrants

In connection with the initial offering of the Company, 102,500 warrants were issued to the original directors to purchase common shares. No warrants were exercised, granted or forfeited during the first six months of 2006. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. The following table summarizes warrants outstanding at June 30, 2006. Refer to Note 8 of the Company’s 2005 Form 10-KSB for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	WeightedAverage Remaining Contractual Life(in years)	Weighted Average Exercise Price
$ 10.00	90,500	6.50	$10.00

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
ATM expense	$11	$9	$21	$17
Insurance	6	7	11	12
Correspondent service charges	2	3	5	6
Regulatory assessments	4	4	9	9
Supplies and stationary	5	7	9	10
Taxes	2	2	4	5
Other	28	22	53	44

Total Other	$58	$54	$112	$103

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

Financial Condition

At June 30, 2006, CNB Bancorp, Inc. had total assets of $33.4 million compared to $32.8 million at December 31, 2005. During the first six months of 2006, total assets increased by $583,000 when compared to total assets at December 31, 2005. The increase in total assets is primarily due to a $2.1 million increase in net loans, a $1.1 million increase in securities available-for-sale, and a $2.2 million decrease in federal funds sold. At June 30, 2006, assets consisted principally of cash and cash equivalents of $571,000, $7.5 million in securities available for sale, $23.4 million in loans, net of allowance for loan losses, and $1.6 million in premises and equipment, net of accumulated depreciation.

Total liabilities at June 30, 2006 were $30.2 million, compared to $29.5 million at December 31, 2005. Total liabilities at June 30, 2006 consisted primarily of $3.2 million in non-interest bearing deposits and $26.7 million in interest bearing deposits. Non-interest bearing deposits increased $222,000, or 7.4%, while interest bearing deposits increased $337,000, or 1.3%, in the first six months of 2006.

As of June 30, 2006, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $4.2 million. At June 30, 2006, CNB had no loans classified as non-accrual or impaired. There were three loans totaling $121,000 past due 90 days and still accruing interest at June 30, 2006.

Capital Resources

At June 30, 2006, consolidated shareholders’ equity was $3.2 million or 9.7% of total assets compared to $3.3 million or 10.0% of total assets at December 31, 2005. The Company’s common stock had a tangible book value of $5.75 per share at June 30, 2006 compared to $5.84 per share at December 31, 2005.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2006 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Capital (to Risk-Weighted Assets)
Consolidated	$3,666	14.40%	$2,036	8.00%	N/A	N/A
Bank	$3,646	14.33%	$2,036	8.00%	$2,545	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,369	13.24%	$1,018	4.00%	N/A	N/A
Bank	$3,349	13.16%	$1,018	4.00%	$1,527	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,369	10.18%	$1,324	4.00%	N/A	N/A
Bank	$3,349	10.12%	$1,324	4.00%	$1,655	5.00%

Results of Operations

CNB had net income of $14,000 for the quarter ended June 30, 2006. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to surpass the break-even point to support the level of infrastructure and staffing required to operate the Bank. For the three months ended June 30, 2005, CNB had a net loss of $66,000. For the six months ended June 30, 2006, CNB had net income of $25,000, compared to a net loss of $190,000 for the respective period in 2005.

Total interest income for the three month and six month periods ended June 30, 2006 was $576,000 and $1.1 million, respectively. Total interest expense for the three month period ended June 30, 2006 was $250,000, and for the six month period ended June 30, 2006 was $477,000. For the three months ended June 30, 2005, total interest income was $381,000, and total interest expense was $154,000. For the six month period ended June 30, 2005, total interest income and total interest expense were $677,000 and $271,000. The increased interest income and expense from 2005 to 2006 is indicative of growth and rising market rates.

Total non-interest income for the quarter ended June 30, 2006 was $60,000, consisting primarily of other fees and commissions. For the same period, total non-interest expense was $355,000. Personnel expense and occupancy and equipment expense accounted for 52.4% and 10.1% of non-interest expense, respectively. Non-interest income for the three months ended June 30, 2005 was $70,000, while non-interest expense was $314,000. For the six month period ended June 30, 2006, non-interest income was $126,000 and non-interest expense was $701,000. For the same period in 2005, non-interest income and non-interest expense were $119,000 and $633,000, respectively

Liquidity and Interest Rate Sensitivity

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

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact on its financial statements.

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

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by a bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Because certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit policies in making commitments to extend credit as we do for on-balance-sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of June 30, 2006 were unfulfilled loan commitments totaling $4.2 million.

No losses are anticipated as a result of the foregoing commitments; therefore the Company does not expect a material effect on our consolidated financial condition.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on May 3, 2006.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2009:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
Tommy J. Duncan	320,534	18,456	—
J. Larry Darden	328,440	10,550	—
James E. Laine	337,315	1,675	—
William L. Shelton	303,384	35,606	—
Michael G. Smith	328,440	10,550	—
Robert E. Spencer, Jr.	327,515	11,475	—
G. Stewart Tyler	328,440	10,550	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Name	Year
Allen E. Brown	2008
Brenton D. Burgess	2008
Anna M. Nash	2008
Marcia C. Patterson	2008
Gerald D. Schiemberg	2008
Susan W. O’Connell	2008
Lester A. Younkins	2008
D. C. Bowman	2007
Judy D. Brown	2007
Oliver D. Creekmore	2007
Harold F. Demsko	2007
Clem E. Dalton	2007
William E. Goodwin	2007
Gene Worrell	2007

(c)	There were no other matters voted upon by the shareholders at the annual meeting.

ITEM 5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.7.1	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant

31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC. (Registrant)

DATE: August 14, 2006	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
President & Chief Executive Officer

DATE: August 14, 2006	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer