Form 10QSB
period 2006-09-30
CNB BANCORP INC/VA
filed 2006-11-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2006, 847,429 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
(Dollars in thousands, except share data)	(unaudited)

Assets
Cash and due from banks	$465	$1,011
Federal funds sold	—	2,187
Securities available-for-sale, at fair value (amortized cost of $7,521 on September 30, 2006 and $6,423 on December 31, 2005)	7,490	6,377
Loans, net of allowance for loan losses of $317 on September 30, 2006 and $275 on December 31, 2005	25,701	21,381
Premises and equipment, net	1,608	1,680
Other assets	310	184

Total assets	$35,574	$32,820

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,771	$3,021
Interest bearing deposits	28,595	26,399

Total deposits	31,366	29,420
Accrued interest payable	132	81
Federal funds purchased	662	—
Other liabilities	39	21

Total liabilities	32,199	29,522

Shareholders’ Equity

Common stock, $.01 par, 10,000,000 shares authorized, 847,429 shares issued and outstanding at September 30, 2006 and 564,937 shares at December 31, 2005	8	6
Additional paid-in capital	5,562	5,564
Retained earnings (deficit)	(2,164)	(2,226)
Accumulated other comprehensive (loss)	(31)	(46)

Total shareholders’ equity	3,375	3,298

Total liabilities and shareholders’ equity	$35,574	$32,820

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$538	$380	$1,463	$956
Investment securities, taxable	98	40	250	123
Federal funds sold	6	15	28	33

Total Interest and Dividend Income	642	435	1,741	1,112

Interest Expense
Deposits	293	192	769	463
Other borrowings	3	—	4	—

Total Interest Expense	296	192	773	463

Net Interest Income	346	243	968	649
Provision for Loan Losses	20	39	42	121

Net Interest Income after Provision for Loan Losses	326	204	926	528

Non-Interest Income
Service charges on deposit accounts	3	4	11	12
Other fees and commissions	33	37	99	100
Income from investment in title company	3	3	9	10
Mortgage broker fees	12	—	37	28
Other income	8	7	29	20

Total Non-Interest Income	59	51	185	170

Non-Interest Expense
Personnel	187	189	563	522
Occupancy and equipment	35	36	106	105
Professional fees	34	26	104	83
Advertising	8	8	26	26
Computer services	30	28	84	81
Other	54	49	166	152

Total Non-Interest Expense	348	336	1,049	969

Net Income (Loss)	$37	$(81)	$62	$(271)

Earnings (loss) per share, basic and diluted	$0.04	$(0.10)	$0.07	$(0.32)

Weighted average shares outstanding, basic	847,429	847,429	847,429	847,429

Weighted average shares outstanding, diluted	899,701	847,429	899,701	847,429

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive (Loss)	Comprehen- sive Income (Loss)	Total
Balance – December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298
Comprehensive income:
Net income	—	—	—	62	—	$62	62
Other comprehensive income, unrealized gain on securities available for sale	—	—	—	—	15	15	15

Total comprehensive income	—	—	—	—	—	$77	—
Effect of 3-for-2 stock split	282,492	2	(2)	—	—	—	—

Balance - September 30, 2006	847,429	$8	$5,562	$(2,164)	$(31)		$3,375

Balance - December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693
Comprehensive (loss):
Net loss	—	—	—	(271)	—	$(271)	(271)
Other comprehensive (loss), unrealized (loss) on securities available for sale	—	—	—	—	(38)	(38)	(38)

Total comprehensive (loss)	—	—	—	—	—	$(309)	—

Balance - September 30, 2005	564,937	$6	$5,439	$(1,953)	$(108)		$3,384

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$62	$(271)
Provision for loan losses	42	121
Depreciation and amortization	74	76
Net accretion of securities	(8)	—
Changes in:
Interest receivable	(97)	(42)
Other assets	(31)	(18)
Interest payable	51	42
Other liabilities	18	20

Net cash provided by (used in) operating activities	111	(72)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(4,090)	(1,023)
Proceeds from sales, calls and maturities of available-for-sale securities	3,000	1,000
Purchase of property and equipment	—	(31)
Net increase in loans	(4,362)	(8,696)

Net cash (used in) investing activities	(5,452)	(8,750)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	(250)	995
Net increase in interest bearing deposits	2,196	10,200
Net increase in federal funds purchased	662	—

Net cash provided by financing activities	2,608	11,195

Net increase (decrease) in cash and cash equivalents	$(2,733)	$2,373
Cash and Cash Equivalents
Beginning	3,198	749

Ending	$465	$3,122

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$722	$421

Change in unrealized (loss) on available for sale securities	$15	$(38)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005; the results of operations for the three and nine month periods ended September 30, 2006 and 2005; changes in shareholders’ equity for the nine months ended September 30, 2006 and 2005; and cash flows for the nine months ended September 30, 2006 and 2005. All share and per share data has been retroactively adjusted for the 3-for-2 stock split in the form of a stock dividend effected on September 28, 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of September 30, 2006 and December 31, 2005, are as follows:

	September 30, 2006
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$7,322	$7	$(38)	$7,291
Other securities, restricted	199	—	—	199

	$7,521	$7	$(38)	$7,490

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,224	$—	$(46)	$6,178
Other securities, restricted	199	—	—	199

	$6,423	$—	$(46)	$6,377

Proceeds from available for sale securities that matured or were called by their issuers in the first nine months of 2006 were $3 million. During the same period, there were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of bonds, generally as rates have risen. There are nine accounts in the portfolio that have unrealized losses at September 30, 2006. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of impairments.

	September 30, 2006
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$728	$(21)	$3,462	$(17)

Note 3. Loans

The consolidated loan portfolio at September 30, 2006 and December 31, 2005 is composed of the following:

(Dollars in thousands)	September 30, 2006	Percentage	December 31, 2005	Percentage
Loans secured by real estate:
Construction and land development	$1,396	5.37%	$1,419	6.55%
Secured by 1-4 family residential	6,356	24.43%	3,900	18.01%
Nonfarm, nonresidential	10,511	40.40%	10,268	47.41%
Agricultural	12	0.05%	84	0.39%
Commercial and industrial loans	3,139	12.05%	2,456	11.34%
Loans to individuals	4,604	17.70%	3,529	16.30%

Total loans	$26,018	100.00%	$21,656	100.00%
Less: Allowance for loan losses	317		275

Loans, net	$25,701		$21,381

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2005	$275
Provision charged to operating expense	42

Balance, September 30, 2006	$317

At September 30, 2006, the Company had no loans classified as impaired; one loan totaling $20,000 on non-accrual; and one loan totaling $1,000 past due 90 days and still accruing interest.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	302	302
Automobile	19	19

	1,875	1,875
Less accumulated depreciation	267	195

	$1,608	$1,680

Note 6. Earnings (Loss) Per Share

At September 30, 2006 and 2005, the weighted average number of shares outstanding for calculating basic earnings (loss) per share was 847,429. At September 30, 2006, the effect of dilutive securities (stock options and warrants) included in the calculation of diluted earnings per share was 52,272 shares. No securities were excluded from the calculation as anti-dilutive at September 30, 2006. At September 30, 2005, stock options outstanding of 1,500 shares and warrants outstanding of 135,750 shares were excluded from the calculation of diluted loss per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to126,255 shares of common stock, subject to adjustment for certain recapitalizations. At September 30, 2006, there were 86,027 options issued and outstanding, all of which were exercisable. No options were granted, exercised, or forfeited during the first nine months of 2006. The intrinsic value of outstanding options at September 30, 2006 was approximately $154,000. The following table summarizes options outstanding at September 30, 2006. Refer to Note 12 of the Company’s 2005 Form 10-KSB for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 6.67	62,625	9.25	$6.67
8.33	1,500	7.75	8.33
8.67	21,902	9.25	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. No warrants were exercised, granted or forfeited during the first nine months of 2006. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. The following table summarizes warrants outstanding at September 30, 2006. Refer to Note 8 of the Company’s 2005 Form 10-KSB for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 6.67	135,750	6.25	$6.67

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
ATM expense	$11	$10	$32	$27
Insurance	7	5	18	17
Correspondent service charges	2	5	7	11
Regulatory assessments	4	5	13	14
Supplies and stationary	5	1	14	11
Taxes	3	7	7	12
Other	22	16	75	60

Total Other	$54	$49	$166	$152

Note 10: Subsequent Event

Subsequent to September 30, 2006, CNB offered 650,000 shares of its common stock in a rights offering and a public offering. The Company will use the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit and for general corporate purposes, including future growth and expansion.

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

Financial Condition

At September 30, 2006, CNB Bancorp, Inc. had total assets of $35.6 million compared to $32.8 million at December 31, 2005. During the first nine months of 2006, total assets increased by $2.8 million when compared to total assets at December 31, 2005. The increase in total assets is primarily due to a $4.3 million increase in net loans, a $1.1 million increase in securities available-for-sale, and a $2.2 million decrease in federal funds sold. At September 30, 2006, assets consisted principally of cash and cash equivalents of $465,000, $7.5 million in securities available for sale, $25.7 million in loans, net of allowance for loan losses, and $1.6 million in premises and equipment, net of accumulated depreciation.

Total liabilities at September 30, 2006 were $32.2 million, compared to $29.5 million at December 31, 2005. Total liabilities at September 30, 2006 consisted primarily of $2.8 million in non-interest bearing deposits and $28.6 million in interest bearing deposits. Non-interest bearing deposits decreased $250,000, or 8.3%, while interest bearing deposits increased $2.2 million, or 8.3%, in the first nine months of 2006.

As of September 30, 2006, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $3.5 million. At September 30, 2006, CNB had no loans classified as impaired. There was one loan totaling $20,000 classified as non-accrual and one loan totaling $1,000 past due 90 days and still accruing interest at September 30, 2006.

Capital Resources

At September 30, 2006, consolidated shareholders’ equity was $3.4 million or 9.5% of total assets compared to $3.3 million or 10.0% of total assets at December 31, 2005. The Company’s common stock had a tangible book value of $3.98 per share at September 30, 2006 compared to $3.89 per share at December 31, 2005.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2006 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total Capital (to Risk-Weighted Assets)
Consolidated	$3,723	13.64%	$2,183	8.00%	N/A	N/A
Bank	$3,714	13.61%	$2,183	8.00%	$2,729	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,406	12.48%	$1,092	4.00%	N/A	N/A
Bank	$3,397	12.45%	$1,092	4.00%	$1,638	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,406	9.65%	$1,411	4.00%	N/A	N/A
Bank	$3,397	9.63%	$1,411	4.00%	$1,764	5.00%

Results of Operations

CNB had net income of $37,000 for the quarter ended September 30, 2006. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to surpass the break-even point to support the level of infrastructure and staffing required to operate the Bank. For the three months ended September 30, 2005, CNB had a net loss of $81,000. For the nine months ended September 30, 2006, CNB had net income of $62,000, compared to a net loss of $271,000 for the respective period in 2005.

Total interest income for the three month and nine month periods ended September 30, 2006 was $642,000 and $1.7 million, respectively. Total interest expense for the three month period ended September 30, 2006 was $296,000, and for the nine month period ended September 30, 2006 was $773,000. For the three months ended September 30, 2005, total interest income was $435,000, and total interest expense was $192,000. For the nine month period ended September 30, 2005, total interest income and total interest expense were $1.1 million and $463,000. The increased interest income and expense from 2005 to 2006 is indicative of growth and rising market rates.

Total non-interest income for the quarter ended September 30, 2006 was $59,000, consisting primarily of other fees and commissions. For the same period, total non-interest expense was $348,000. Personnel expense and occupancy and equipment expense accounted for 53.7% and 10.1% of non-interest expense, respectively. Non-interest income for the three months ended September 30, 2005 was $51,000, while non-interest expense was $336,000. For the nine month period ended September 30, 2006, non-interest income was $185,000 and non-interest expense was $1.0 million. For the same period in 2005, non-interest income and non-interest expense were $170,000 and $969,000, respectively

Liquidity and Interest Rate Sensitivity

CNB raised $5.4 million, net of an offering expense of $205,000, in its initial public offering which was closed December 31, 2002. The Company used these funds to purchase 100% of the shares of the Bank for $5.25 million and for working capital. This working capital amount was sufficient to fund the activities of the Bank in its initial stages of operations. On an ongoing basis, the Bank may generate sufficient income from operations to fund its activities. There can be no assurance, however, that CNB will achieve any particular level of profitability. Subsequent to September 30, 2006, CNB offered 650,000 shares of its common stock in a rights offering and a public offering.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. FOR PUBLIC COMPANIES – The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of September 30, 2006 were unfulfilled loan commitments totaling $3.5 million.

No losses are anticipated as a result of the foregoing commitments; therefore the Company does not expect a material effect on our consolidated financial condition.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 6. EXHIB ITS

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

CNB BANCORP, INC.
(Registrant)

DATE: November 14, 2006	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
President & Chief Executive Officer

DATE: November 14, 2006	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer