Form 10KSB
period 2006-12-31
CNB BANCORP INC/VA
filed 2007-03-29
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2006

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

State issuer’s revenues for its most recent fiscal year: $2,724,000.

The aggregate market value of common stock held by non-affiliates (shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 26, 2007 was $7,290,253. This calculation is based upon an estimate of the fair market value of the Company’s common stock at $6.40 per share, which was the price of the last trade of which management is aware prior to this date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 12, 2007, 1,497,429 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 4, 2007 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 3, 2007, are incorporated by reference into Part III.

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

During its organization, the Company’s operations, pre-opening expenses and capital costs from April 23, 2001 through the opening of the Bank were funded by and conducted through CNB Bancorp, LLC (the “LLC”), a limited liability company formed by the Company’s organizing directors. The Company closed its public offering on December 31, 2002. The offering raised $5.4 million, net of offering expenses. Upon opening the Bank, the Company and the Bank used part of the offering proceeds to reimburse the LLC for operational and pre-opening expenses related to the Company and the Bank and the LLC was subsequently dissolved. The amount of the pre-opening expenses paid by the LLC was $439,000. The proceeds of the offering net of offering expenses and pre-opening expenses totaled $4.97 million.

During the fourth quarter of 2006, the Company completed an offering of 650,000 shares of its common stock in a rights offering and a public offering. The offering raised $4.0 million, net of offering expenses. The Company used the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit. The funds will also be used for general corporate purposes, including future growth and expansion. Also during the fourth quarter, CNB Bancorp, Inc. common stock began trading on the OTC Bulletin Board with the symbol CNBV.

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

As of December 31, 2006, our primary service area was serviced by 13 financial institutions with 32 banking offices, and there was only one other bank operating in the Town of Windsor. Almost all of the institutions operating within our primary service area are large national, regional or super-regional banks. With the exception of two local banks, Farmers Bank and SuffolkFirst Bank, none of these financial institutions are headquartered in our primary service area.

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

Lending Policy. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2006, the Bank’s loan portfolio was comprised of the following:

Loan Classification	Percentage of Total Loans
Real estate-related loans	70.6%

Commercial loans	11.5%

Consumer loans	17.9%

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

Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and non-farm, non-residential loans secured by real estate (typically owner-occupied commercial buildings). The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 80%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. The Bank also offers home equity lines of credit, which equaled approximately 2.8% of the Bank’s total loans, as of December 31, 2006, and have interest rate terms that are variable rather than fixed.

As of December 31, 2006, approximately 53.7% of the Bank’s real estate-related loans had interest rate terms that are variable or carried a term of 12 months or less. Additionally, the terms of the Bank’s real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder’s ability to sell the home to a buyer, the buyer’s ability to obtain permanent financing and the construction project’s ability to produce income in the interim.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to medium-size businesses whose demands for funds fall within the legal lending limits of the Bank. The Bank’s commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank’s commercial loans as of December 31, 2006, approximately 60.8% were adjustable-rate loans or mature within one year and 39.2% had maturities extending beyond 12 months but less than 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

Employees. As of December 31, 2006, the Bank has a total of 17 full time equivalent employees. CNB does not have any employees who are not also employees of Citizens National Bank.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. At December 31, 2006, the Bank qualified for the well-capitalized category.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated deposit institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006, our consolidated ratio of total capital to risk-weighted assets was 26.0% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 24.9%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our consolidated leverage ratio was 19.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

ITEM 2.	DESCRIPTION OF PROPERTY

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of holders of the Company’s securities during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In December 2002, the Company completed its initial public offering of its common stock. This offering was registered under the Securities Act of 1933, and raised $5.4 million in net proceeds through the sale of 561,137 shares of common stock (841,706 shares adjusted for 3-for-2 stock split in 2006). Out of the net proceeds of the offering, $5.25 million was used to capitalize the Bank in exchange for 100% of its outstanding common stock as required by the Bank’s primary regulator. No unregistered securities of the Company were sold or issued during the period covered by this Report.

During the fourth quarter of 2006, the Company completed a rights offering and a public offering, selling 650,000 shares of its common stock. The offering was registered under the Securities act of 1933 and raised $4 million in net proceeds. The Company will use the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit and for general corporate purposes, including future growth and expansion.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol CNBV. To the Company’s knowledge, the last price at which our stock was sold was $6.40 per share on March 22, 2007. As of December 31, 2006, we had approximately 888 shareholders of record.

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

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of CNB. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements. All per share information has been retroactively adjusted to reflect the 3-for-2 stock split on September 28, 2006.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2004 through the first six months of 2006 were characterized by managed increases in interest rates by the Federal Reserve intended to stabilize the economy and stimulate industrial economic growth. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

The Company began operations on April 29, 2003. As of December 31, 2006, total assets were $41.4 million, consisting primarily of securities of $6.5 million, loans, net of allowance for loan losses, of $27.6 million and premises and equipment of $1.6 million. Comparatively, at December 31, 2005, total assets were $32.8 million, which consisted primarily of securities of $6.4 million, loans, net of allowance for loan losses, of $21.4 million and premises and equipment of $1.7 million. At December 31, 2006, total deposits were $33.8 million compared to total deposits at December 31, 2005 of $29.4 million. Interest bearing deposits at December 31, 2006 and 2005 were $30.8 million and $26.4 million, respectively. For the year ended December 31, 2006, the Company had net operating income of $100,000 compared to a net operating loss of $544,000 for the year ended December 31, 2005.

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

Results of Operations

Net Income(Loss)

It is normal for new banks to experience operating losses in their formative years through start up and operating expenses. For the year ended December 31, 2006, the Company’s net income from operations was $100,000; $0.11 and $0.10 earnings per basic and diluted share, respectively, compared to a net loss from operations of $544,000 for the year ended December 31, 2005, a $0.64 loss per basic and diluted share. Return on average assets (ROA) measures how effectively CNB employs its assets to produce net income. For the year ended December 31, 2006, ROA was 0.29% compared to (1.91%) for the year ended December 31, 2005. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE for the year ended December 31, 2006 was 2.69% compared with (15.63%) for the year ended December 31, 2005. Average equity to average assets was 10.62% and 12.22% for the years ended December 31, 2006 and 2005, respectively.

TABLE 1: Average Balances, Interest Income and Expense, Yields and Rates

The following table shows the average balance sheet for the years ended December 31, 2006 and 2005. In addition, the amount of interest earned on earning assets, with related yields and interest on interest bearing liabilities, together with rates, is shown.

	2006			2005
(Dollars in thousands)	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
Assets:
Securities, taxable	$7,426	$340	4.58%	$5,956	$170	2.85%
Loans	24,073	2,063	8.57%	18,503	1,382	7.47%
Federal funds sold	1,213	61	5.03%	1,786	59	3.30%

Total earnings assets	32,712	$2,464	7.53%	26,245	$1,611	6.14%
Less: Allowance for loan losses	(297)			(208)
Total non-earning assets	2,593			2,441

Total Assets	$35,008			$28,478

Liabilities and shareholders’ equity:
Interest bearing deposits:
Checking	$862	$9	1.04%	$964	$10	1.04%
Money market savings	1,484	24	1.62%	1,707	27	1.58%
Regular savings	1,326	16	1.21%	1,280	15	1.17%
Time Deposits:
$100,000 and over	6,138	275	4.48%	4,784	175	3.66%
Under $100,000	17,899	782	4.37%	13,554	463	3.42%

Total interest bearing deposits	27,709	1,106	3.99%	22,289	690	3.10%
Federal funds purchased	149	9	6.04%	—	—	0.00%

Total interest bearing liabilities:	27,858	$1,115	4.00%		$690	3.10%
Non-interest bearing liabilities:
Demand deposits	3,274			2,604
Other liabilities	158			105

Total liabilities	31,290			24,998
Shareholders’ equity	3,718			3,480

Total Liabilities and Shareholders’ equity	$35,008			$28,478

Net interest income		$1,349			$921

Interest rate spread			3.53%			3.04%

Interest expense to average earning assets			3.41%			2.63%

Net interest margin			4.12%			3.51%

The following table describes the impact on the net interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate and Volume Analysis

	Years ended December 31,
	2006 compared to 2005			2005 compared to 2004
	Change Due To:			Change Due To:
	Increase			Increase
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income:
Securities	$170	$121	$49	$25	$5	$20
Loans	681	224	457	776	77	699
Federal funds sold	2	5	(3)	32	37	(5)

Total interest income	853	350	503	833	119	714

Interest expense:
Interest bearing deposits:
Checking	(1)	0	(1)	3	1	2
Money market savings	(3)	1	(4)	11	3	8
Regular savings	1	0	1	3	1	2
Time Deposits:
$100,000 and over	100	44	56	91	19	72
Under $100,000	319	148	171	264	60	204
Federal funds purchased	9	—	9	264	60	204

Total interest bearing liabilities	425	193	232	372	84	288

Net interest income	$428	$157	$271	$461	$35	$426

Net Interest Income

Net interest income, CNB’s primary source of consolidated earnings, is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Other factors affecting net interest income included paying higher interest rates to attract depositors and extending credit with lower interest rates to attract borrowers. For the year ended December 31, 2006, interest income was $2.5 million and interest expense was $1.1 million. For the year ended December 31, 2005, interest income and interest expense were $1.6 million and $690,000, respectively. The increase in interest revenues and expenses were directly related to growth in loans and deposits and interest rate increases.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this importance and continues to review and consider areas where non-interest income can be increased. Non-interest income for the year ended December 31, 2006 was $260,000, compared to $145,000 for the year ended December 31, 2005. The primary sources of non-interest income for the year ended December 31, 2006 were $120,000 from non-sufficient fund/overdraft accounts, $53,000 from fixed rate mortgage brokerage fees, $25,000 from shares owned in a local title insurance agency, and $22,000 from debit card and ATM activity. Main sources of non-interest income for the year ended December 31, 2005 were $127,000 from non-sufficient fund/overdraft accounts, $30,000 from fixed rate mortgage brokerage fees, $14,000 from shares owned in a local title insurance agency, and $22,000 from debit card and ATM activity. During the fourth quarter of 2005, the Company realized losses of $80,000 on the disposition of securities to better position the Company for future profitability.

TABLE 3: Non-Interest Income

	Year Ended December 31,
(Dollars in thousands)	2006	2005
Service charges on deposit accounts	$15	$16
Other fees and commissions	130	137
Realized loss on sale of securities	—	(80)
Other operating income	115	72

Total non-interest income	$260	$145

Non-Interest Expense

Improving operating efficiency is as important to management as enhancing non-interest income. Higher non-interest expenses are expected during the first years of operation. For the year ended December 31, 2006, major components of other operating expenses were ATM expense – $44,000, insurance – $24,000, and regulatory assessments – $19,000. The same major components for the year ended December 31, 2005 were $37,000, $23,000, and $20,000, respectively.

TABLE 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in thousands)	2006	2005
Personnel	$792	$825
Occupancy and equipment	141	142
Professional fees	136	140
Advertising	33	35
Computer services	109	109
Other operating expenses	226	215

Total non-interest expense	$1,437	$1,466

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

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2006	2005
Allowance, beginning of period	$275	$151
Provision for loan losses	72	144
Loans charged off	(2)	(20)
Recoveries of loans previously charged off	2	—

Allowance, end of period	$347	$275

The allocation of the allowance at December 31, 2006 and 2005 and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	2006		2005
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Commercial and industrial	$27	11.83%	$18	11.73%
Real estate commercial	82	44.12	69	47.41
Real estate consumer	41	26.16	30	24.56
Consumer installment	66	17.89	47	16.30
Unallocated	131	N/A	111	N/A

Balance, December 31	$347	100.00%	$275	100.00%

Financial Condition

Summary

A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining profitability while maintaining an acceptable level of risk. At December 31, 2006, the Company had $41.4 million in total assets. Interest-earning assets and interest-bearing liabilities were $38.9 million and $30.8 million, respectively. At December 31, 2005, the Company had $32.8 million in total assets. Interest-earning assets were $30.2 million and interest-bearing liabilities were $26.4 million.

Loan Portfolio

CNB’s loan portfolio is its largest and most profitable component of earning assets, totaling 72.0% of interest-earning assets at December 31, 2006 and 71.7% at December 31, 2005. The Company, through the bank, engages in a wide range of lending activities, which include one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. CNB continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.

TABLE 7: Loan Portfolio

	December 31,
(Dollars in thousands)	2006	2005
Commercial and industrial	$3,232	$2,456
Real estate construction	1,480	1,419
Real estate mortgage:
Residential (1-4 family)	5,148	3,257
Home equity lines	695	643
Non-farm, non-residential (1)	12,350	10,268
Agricultural	80	84
Consumer installment	5,006	3,529

Total loans	$27,991	$21,656

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

Non-farm, non-residential loans are typically owner-occupied commercial buildings. At December 31, 2006, non-farm, non-residential loans were 44.1% of the total portfolio, compared to 47.4% at December 31, 2005. Commercial, industrial and agricultural loan portfolio consists of secured and unsecured loans to small businesses, comprising 11.8% and 11.7% of the total portfolio at December 31, 2006 and 2005, respectively.

CNB’s unfunded loan commitments totaled $3.3 million at December 31, 2006 and $3.2 million at December 31, 2005.

The following table reflects the maturity distribution of selected loan categories at December 31, 2006.

TABLE 8: Remaining Maturities of Selected Loan Categories

(Dollars in thousands)	Commercial and Industrial, Agricultural	Real Estate - Construction
Variable Rate:
Within 1 year	$1,452	$928
1 to 5 years	103	—
After 5 years	—	—
Fixed Rate:
Within 1 year	458	456
1 to 5 years	1,299	96
After 5 years	—	—

Total Maturities	$3,312	$1,480

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

At December 31, 2006, the Company had nonperforming assets of one loan on non-accrual of $20,000, and delinquent loans of 90 days or more and still accruing of $42,000. There were no loans classified for regulatory purposes as loss or doubtful or other real estate owned. At December 31, 2005, the Company did not have any nonperforming assets. There were no other loans classified for regulatory purposes as substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in our primary service area. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions of our primary service area. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2006.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Securities Portfolio

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity. Table 9 presents information pertaining to the composition of the securities portfolio. CNB manages its investment portfolio consistent with established policies that include guidelines for maturity distribution, rate sensitivity, and liquidity needs. The investment portfolio consists of securities available for sale, which may be sold in response to established policies. These securities are carried at estimated fair value, which was $6.5 million at December 31, 2006.

TABLE 9: Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$500	$490	2.75%
Maturing within 1 to 5 years	3,827	3,807	4.74
Maturing after 5 years	1,998	2,001	6.01

Total U.S. government agencies and corporations	6,325	6,298	4.98

Other securities, restricted, no maturity	199	199	4.93

Total securities	$6,524	$6,497	4.98%

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

Table 10 presents the average deposit balances and average rates paid for the periods ended December 31, 2006 and 2005. Table 11 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2006.

TABLE 10: Average Deposits and Rates Paid

	December 31,
	2006		2005
(In thousands)	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$3,274		$2,604

Interest bearing accounts:
Interest checking	862	1.04%	964	1.04%
Regular savings	1,326	1.21	1,280	1.17
Money market accounts	1,484	1.62	1,707	1.58
Time deposits:
$100,000 and greater	6,138	4.48	4,784	3.66
Under $100,000	17,899	4.37	13,554	3.42

Total interest bearing deposits	27,709	3.99%	22,289	3.10%

Total	$30,983		$24,893

TABLE 11: Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2006	$523	$1,251	$2,226	$2,572	$6,572	19.45%

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

Although maintaining and increasing deposits will serve as the primary source of liquidity, CNB maintains additional sources of liquidity through a federal funds line with Community Bankers Bank. At December 31, 2006, cash, federal funds sold, securities available for sale, and loans maturing within one year were 74.3% of total deposits and liabilities.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The primary technique for managing interest rate risk exposure is management of the interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated to mature or re-price within that same time period. During a period of rising interest rates, a “positive gap” implies that net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In a period of falling interest rates, the opposite effect on net income is likely to occur. Table 12 sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2006.

TABLE 12: Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$489	$3,309	$2,500	$199	$6,497
Loans	8,617	4,834	13,503	1,037	27,991
Federal funds sold	4,375	—	—	—	4,375

Total	$13,481	$8,143	$16,003	$1,236	$38,863
Cumulative totals	$13,481	$21,624	$37,627	$38,863

Interest Bearing Liabilities
Interest checking (1)	$881	$—	$—	$—	$881
Savings (1)	1,346	—	—	—	1,346
Money Market (1)	1,115	—	—	—	1,115
Time Deposits	2,438	16,439	8,534	—	27,411

Total	$5,780	$16,439	$8,534	$—	$30,753
Cumulative totals	$5,780	$22,219	$30,753	$30,753

Interest sensitivity gap	$7,701	$(8,296)	$7,469	$1,236	$8,110
Cumulative interest sensitivity gap	$7,701	$(595)	$6,874	$8,110
Cumulative interest sensitivity gap to total interest earning assets	19.82%	-1.53%	17.69%	20.87%

(1)	Non-maturity, interest sensitive, deposits are classified as repriceable within 0-3 months, under the subject to change weekly, at the discretion of management. assumption that rates are subject to change weekly, at the discretion of management.

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

At December 31, 2006, consolidated shareholder’s equity was $7.4 million or 18.0% of total assets. At December 31, 2005, consolidated shareholders’ equity was $3.3 million or 10.1% of total assets. The Company’s common stock had a tangible book value of $4.97 per share at December 31, 2006 and $3.89 per share at December 31, 2005. The increase in capital position from December 31, 2005 to 2006 was primarily attributable to an issuance of common stock completed during the fourth quarter of 2006. This offering sold 650,000 shares of common stock, raising $4 million in net proceeds.

TABLE 13: Capital Analysis

	December 31,
(In thousands)	2006	2005
Tier 1 Capital:
Common stock	$15	$6
Capital surplus	9,585	5,564
Retained earnings (deficit)	(2,126)	(2,226)

Total Tier 1 capital	7,474	3,344
Tier 2 Capital:
Allowance for loan losses	347	275

Total risk-based capital	$7,821	$3,619

Risk weighted assets	$30,051	$24,267
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	24.87%	13.78%
Total risk-based capital ratio	26.03%	14.91%
Tier 1 capital to average total assets	19.11%	10.30%

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2006 were unfulfilled loan commitments of $3.3 million. The Company had no standby letters of credit as of December 31, 2006.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are included in this Item 7:

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2006 and 2005.

2.	Consolidated Statements of Operations for years ended December 31, 2006 and 2005.

3.	Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2006 and 2005.

4.	Consolidated Statements of Cash Flows for years ended December 31, 2006 and 2005.

5.	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

( In thousands, except share and per share data)	December 31, 2006	December 31, 2005
Assets
Cash and due from banks	$1,060	$1,011
Federal funds sold	4,375	2,187
Securities available-for-sale, at fair value (amortized cost of $6,524 and $6,423 on December 31, 2006 and 2005)	6,497	6,377
Loans, net of allowance for loan losses of $347 and $275 on December 31, 2006 and 2005	27,644	21,381
Premises and equipment, net	1,587	1,680
Other assets	269	184

Total assets	$41,432	$32,820

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,037	$3,021
Interest bearing deposits	30,753	26,399

Total deposits	33,790	29,420
Accrued interest payable	171	81
Other liabilities	24	21

Total liabilities	33,985	29,522

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,497,429 shares issued and outstanding at December 31, 2006 and 564,937 shares at December 31, 2005	15	6
Additional paid-in capital	9,585	5,564
Retained earnings (deficit)	(2,126)	(2,226)
Accumulated other comprehensive (loss)	(27)	(46)

Total shareholders’ equity	7,447	3,298

Total liabilities and shareholders’ equity	$41,432	$32,820

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2006	2005
Interest and Dividend Income
Loans, including fees	$2,063	$1,382
Investment securities, taxable	340	170
Federal funds sold	61	59

Total Interest and Dividend Income	2,464	1,611

Interest Expense
Deposits	1,106	690
Other borrowings	9	—

Total Interest Expense	1,115	690

Net Interest Income	1,349	921
Provision for Loan Losses	72	144

Net Interest Income after Provision for Loan Losses	1,277	777

Non-Interest Income
Service charges on deposit accounts	15	16
Other fees and commissions	130	137
Net realized (losses) on disposition of securities	—	(80)
Income from investment in title company	25	14
Mortgage broker fees	53	30
Other income	37	28

Total Non-Interest Income	260	145

Non-Interest Expense
Personnel	792	825
Occupancy and equipment	141	142
Professional fees	136	140
Advertising	33	35
Computer services	109	109
Other	226	215

Total Non-Interest Expense	1,437	1,466

Net Income (Loss)	$100	$(544)

Earnings (loss) per share, basic	$0.11	$(0.64)

Earnings (loss) per share, diluted	$0.10	$(0.64)

Weighted average shares outstanding, basic	938,251	847,429

Weighted average shares outstanding, diluted	978,083	847,429

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive Income (Loss)	Total
Balance—December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

Comprehensive income:
Net income	—	—	—	100	—	$100	100
Other comprehensive income, unrealized gain on securities available for sale	—	—	—	—	19	19	19

Total comprehensive income	—	—	—	—	—	$119	—

Issuance of common stock	650,000	7	4,023	—	—		4,030

Effect of 3-for-2 stock split	282,492	2	(2)	—	—	—	—

Balance—December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

Balance—December 31, 2004	564,937	$6	$5,439	$(1,682)	$(70)		$3,693

Share-based compensation	—	—	125	—	—		125

Comprehensive (loss):
Net loss	—	—	—	(544)	—	$(544)	(544)
Other comprehensive income:
Unrealized (loss) on securities available for sale	—	—	—	—		(56)
Reclassification adjustment						80

Other comprehensive income				24	24	24

Total comprehensive (loss)	—	—	—	—	—	$(520)	—

Balance—December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$100	$(544)
Provision for loan losses	72	144
Depreciation and amortization	107	102
Net (accretion) amortization of securities	(9)	26
Realized loss on securities	—	80
Share-based compensation	—	125
Changes in:
Interest receivable	(71)	(53)
Other assets	(17)	(5)
Interest payable	90	46
Other liabilities	3	(7)

Net cash provided by (used in) operating activities	275	(86)

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(4,090)	(4,523)
Proceeds from sales, calls and maturities of available-for-sale securities	3,998	4,020
Purchase of property and equipment	(11)	(36)
Net increase in loans	(6,335)	(8,721)

Net cash (used in) investing activities	(6,438)	(9,260)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	16	956
Net increase in interest bearing deposits	4,354	10,839
Issuance of common stock	4,030	—

Net cash provided by financing activities	8,400	11,795

Net increase in cash and cash equivalents	$2,237	$2,449

Cash and Cash Equivalents
Beginning	3,198	749

Ending	$5,435	$3,198

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,025	$644

Unrealized gain on available for sale securities	$19	$24

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC. AND SUBSIDIARY

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

Stock Split

All share and per share information has been adjusted to reflect the 3-for-2 split effected on September 28, 2006.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

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

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for using the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed Property

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the lower of the Bank’s cost or the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in net expenses from foreclosed assets. The Bank had no foreclosed assets at December 31, 2006 or 2005.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2006 and 2005, the Company expensed $33,000 and $35,000, respectively, for advertising costs.

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

Stock-Based Compensation Plan

The 2003 Stock Incentive Plan was approved by shareholders on August 12, 2003, which authorized 126,255 shares of common stock to be used in the granting of incentive options to employees and directors, and which Plan was last amended by shareholder vote at a special meeting held November 17, 2005. This is the first stock incentive plan adopted by the Company. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires the costs resulting from all share-based payments be recognized in the financial statements. Prior to January 1, 2006, the Company accounted for the stock option plan and warrants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Stock-based compensation cost of $125,000 is reflected in net income for 2005, resulting from 62,625 options granted under the plan at an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation related to other stock option grants and awards for the year ended December 31, 2005.

(Dollars in thousands, except per share data)	2005
Net (loss), as reported	$(544)
Total stock-based compensation expense determined under fair value based method for all awards	(467)

Pro forma net (loss)	$(1,011)

Earnings (loss) per share

Basic and diluted—as reported	$(0.64)
Basic and diluted—pro forma	$(1.19)

The incentive stock options granted during 2005 were subject to full vesting on December 14, 2005. The value of each grant was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2005, no dividend rate, risk-free interest rate of 4.45%, expected life of 10 years, and expected volatility of 10.51%. In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares at a price of $6.67 per share. The vesting of all outstanding warrants was accelerated during 2005.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not anticipate application of the guidance will have a material effect on its financial statements.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate this amendment will have a material effect on its financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The company does not have a defined benefit plan or post retirement plan and therefore, the standard will not have an impact on the company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that FIN 48 will have a material effect on its financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company does not anticipate that EITF No. 06-4 will have a material effect on its financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that EITF No. 06-5 will have a material effect on its financial statements when implemented.

NOTE 2: Securities

The amortized cost and fair value of securities available for sale as of December 31, 2006 and 2005 are as follows:

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,325	$3	$(30)	$6,298
Other securities, restricted	199	—	—	199

	$6,524	$3	$(30)	$6,497

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,224	$—	$(46)	$6,178
Other securities, restricted	199	—	—	199

	$6,423	$—	$(46)	$6,377

The amortized cost and estimated fair value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$500	$490
Due after one year through five years	3,827	3,807
Due after five years	1,998	2,001
Other securities, restricted	199	199

	$6,524	$6,497

At December 31, 2006, securities with a carrying value of $1.5 million were pledged to secure public deposits and for other purposes required or permitted by law. The carrying value of securities pledged at December 31, 2005 was $239,000.

Proceeds from the sales, maturities and the calls of securities available for sale in 2006 and 2005 were $4.0 million and $4.0 million, respectively. There were no realized gains or losses during 2006. During 2005, the Company realized losses on the disposition of securities of $80,000.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are eight accounts in the portfolio that have unrealized losses at December 31, 2006. These losses are relative to the market rates and the timing of purchases and are not a material concern. The Company has the ability and intent to hold these securities to maturity.

	December 31, 2006
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$2,468	$(10)	$1,230	$(20)	$3,698	$(30)

	December 31, 2005
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$971	$(1)	$2,705	$(45)	$3,676	$(46)

NOTE 3: Loans

The composition of loans is summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005
Loans secured by real estate:
Construction	$1,480	$1,419
Secured by 1-4 family residential	5,843	3,900
Non-farm, non-residential	12,350	10,268
Agricultural	80	84
Commercial and industrial loans	3,232	2,456
Loans to individuals	5,006	3,529

Total loans	27,991	21,656
Less: Allowance for loan losses	347	275

Net loans	$27,644	$21,381

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
(Dollars in thousands)	2006	2005
Balance, beginning	$275	$151
Provision charged to operating expense	72	144
Loans charged off	(2)	(20)
Recoveries of loans previously charged off	2	—

Balance, ending	$347	$275

	December 31,
(Dollars in thousands)	2006	2005
Non-accrual loans	$20	$—
Loans 90 days past-due and still accruing	42	—

There were no impaired loans during the years ended December 31, 2006 and 2005.

NOTE 5: Premises and Equipment

Premises and equipment as of December 31, 2006 and 2005 consists of the following:

(Dollars in thousands)	2006	2005
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	313	302
Automobile	—	19

	1,867	1,875
Less accumulated depreciation	280	195

	$1,587	$1,680

Depreciation expense was $95,000 and $94,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6: Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 was $6.6 million and $6.4 million at December 31, 2005. At December 31, 2006, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2007	$18,921
2008	2,646
2009	1,084
2010	4,471
2011	289

$27,411

Overdrawn deposit accounts totaling $122,000 at December 31, 2006 and $17,000 at December 31, 2005 were reclassified from deposits to loans.

NOTE 7: Earnings per Share

At December 31, 2006, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 938,251 and 978,083, respectively. Basic and diluted earnings per share was $0.11 and $0.10, respectively, for the year ended December 31, 2006. Stock options outstanding of 5,851 shares were considered anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.

At December 31, 2005, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 847,429. Basic and diluted earnings (loss) per share was $(0.64) for the year ended December 31, 2005. Stock options outstanding of 86,027 shares and warrants outstanding of 135,750 shares were considered anti-dilutive and, therefore, had no impact.

NOTE 8: Warrants and Stock Options

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares at an exercise price of $6.67 per share. All of the remaining warrants are held by the organizing directors of the Company and fully vested during 2005.

	2006			2005
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	135,750	$6.67		135,750	$6.67
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—

Outstanding at end of year	135,750	$6.67	$—	135,750	$6.67

Options exercisable at end of year	135,750	$6.67	$—	135,750	$6.67

The aggregate intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the holders had they exercised their warrants on December 31, 2006.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)
$ 6.67	135,750	6.0

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations.

	2006			2005
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	86,027	$7.21		1,500	$8.33
Granted	—	—		84,527	7.06
Exercised	—	—		—	—
Forfeited	—	—		—	—

Outstanding at end of year	86,027	$7.21	$—	86,027	$7.21

Options exercisable at end of year	86,027	$7.21	$—	86,027	$7.21

Weighted average fair value of options granted during the year		$—			$4.07

The following table summarizes options outstanding at December 31, 2006.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	9.0	$6.67
8.33	1,500	7.5	8.33
8.67	21,902	9.0	8.67

$7.21	86,027	9.0	$7.21

NOTE 9: Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

(Dollars in thousands)	2006	2005
Deferred tax assets
Pre-opening expenses	$44	$77
Allowance for loan losses	107	82
Net operating loss	559	598
Stock options	43	43
Other	2	1

Deferred tax assets	755	801
Deferred tax liabilities
Fixed assets, net	(22)	(34)

Less: Valuation allowance	(733)	(767)

Net deferred tax assets (liabilities)	$—	$—

The provision for income taxes charged to operations for the period ended December 31, 2006 and 2005, consists of the following:

(Dollars in thousands)	2006	2005
Current tax expense	$—	$—
Deferred tax expense (benefit)	34	(180)
Change in valuation allowance	(34)	180

	$—	$—

Under the provisions of the Internal Revenue Code, the Company has approximately $1,645,000 of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire through December 31, 2025. The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

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

For the years ended December 31, 2006 and 2005, expense incurred related to this retirement plan was $28,000 and $23,000, respectively.

NOTE 11: Related Party Transactions

Loans to directors and officers totaled $1,355,000 and $2,969,000 at December 31, 2006 and 2005, respectively. New advances and repayments equaled $259,000 and $1,873,000 during 2006, respectively.

NOTE 12: Regulatory Requirements and Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meets all capital adequacy requirements to which they are subject. As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2006 and 2005 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$7,821	26.03%	$2,404	8.00%	N/A	N/A
Bank	$7,394	24.60%	$2,404	8.00%	$3,005	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,474	24.87%	$1,202	4.00%	N/A	N/A
Bank	$7,047	23.45%	$1,202	4.00%	$1,803	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,474	19.11%	$1,564	4.00%	N/A	N/A
Bank	$7,047	18.02%	$1,564	4.00%	$1,955	5.00%

As of December 31, 2005:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$3,619	14.91%	$1,941	8.00%	N/A	N/A
Bank	$3,570	14.71%	$1,941	8.00%	$2,427	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$3,344	13.78%	$971	4.00%	N/A	N/A
Bank	$3,295	13.58%	$971	4.00%	$1,456	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$3,344	10.30%	$1,299	4.00%	N/A	N/A
Bank	$3,295	10.15%	$1,299	4.00%	$1,624	5.00%

NOTE 13: Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

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

As of December 31, 2006 and 2005, reserves of $50,000 were required as deposits with Community Bankers Bank.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed. At December 31, 2006 and 2005, the Company had unfunded commitments under lines of credit of $3.3 million and $3.2 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. At December 31, 2006 and 2005, the Company did not have any commitments to extend credit.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments, if deemed necessary. At December 31, 2006, the Bank did not have any commercial or standby letters of credit. At December, 31, 2005, the Bank had commercial or standby letters of credit of $86,000.

The Company did not have deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2006 and 2005.

NOTE 14: Fair Value of Financial Instruments and Interest Rate Risk

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$5,435	$5,435	$3,198	$3,198
Securities	6,497	6,497	6,377	6,377
Loans, net	27,644	27,660	21,381	20,897
Accrued interest receivable	218	218	147	147
Financial liabilities:
Non-interest bearing deposits	3,037	3,037	3,021	3,021
Interest bearing deposits	30,753	30,864	26,399	26,582
Accrued interest payable	171	171	81	81

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

NOTE 15: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the years ended December 31,
(Dollars in thousands)	2006	2005
ATM expense	$44	$37
Insurance	24	23
Correspondent service charges	8	14
Regulatory assessments	19	20
Supplies and stationary	18	15
Taxes	11	7
Other	102	99

Total Other	$226	$215

NOTE 16: Parent Company Condensed Financial Information

Financial information for the parent company is as follows (dollars in thousands):

	December 31,
Balance Sheet	2006	2005
Assets
Cash	$444	$57
Investments in subsidiary	7,020	3,249

Total Assets	$7,464	$3,306

Liabilities and shareholders’ equity
Other liabilities	$17	$8
Shareholders’ equity	7,447	3,298

Total liabilities and shareholders’ equity	$7,464	$3,306

	For the years ended December 31,
Statement of Operations	2006	2005
Equity in undistributed earnings (loss) of subsidiary	$152	$(339)
Other income	—	1
Other expenses	(52)	(206)

Net income (loss)	$100	$(544)

	For the year ended December 31,
Statement of Cash Flows	2006	2005
Operating activities:
Net income (loss)	$100	$(544)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiary	(152)	339
Stock-based compensation	—	125
Increase (decrease) in other liabilities	9	(4)

Net cash (used in) operating activities	(43)	(84)

Investing activities:
Investment in subsidiary	(3,600)	—

Net cash (used in) investing activities	(3,600)	—

Financing activities:
Issuance of common stock	4,030	—

Net cash provided by financing activities	4,030	—

Net increase (decrease) in cash	387	(84)

Cash at beginning of year	57	141

Cash at end of year	$444	$57

NOTE 17: Stock Offering

During November 2006, the Company issued 650,000 shares of its common stock in a rights offering and public offering. Net proceeds totaled $4.0 million and will be used by the Company for general corporate purposes, including future growth and expansion, and to increase the Company’s legal lending limit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CNB Bancorp, Inc.

Windsor, Virginia

We have audited the accompanying consolidated balance sheets of CNB Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 26, 2007

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information with respect to the Directors of the Company is contained on pages 2 through 6 of the 2007 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 10 of the 2007 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is contained on pages 6 through 8 of the 2007 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information contained on pages 6 through 8 of the 2007 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference. The information regarding Director compensation contained on page 8 of the 2007 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 9 and 10 of the 2007 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on page 10 of the 2007 Proxy Statement under the caption, “Relationships and Related Transactions,” is incorporated herein by reference.

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

The information contained on page 11 of the 2007 Proxy Statement under the caption, “Principal Accountant Fees and Services,” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
President & Chief Executive Officer
Date:	March 29, 2007

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

Signature	Title	Date

/s/ Oliver D. Creekmore Oliver D. Creekmore	Director, President & Chief Executive Officer (principal executive officer)	March 15, 2007

/s/ D. C. Bowman D. C. Bowman	Director	March 15, 2007

/s/ Judy D. Brown Judy D. Brown	Director	March 15, 2007

/s/ Allen E. Brown Allen E. Brown	Director	March 15, 2007

\/s/ Brenton D. Burgess Brenton D. Burgess	Director	March 15, 2007

Signature	Title	Date

/s/ Clem E. Dalton Clem E. Dalton	Director	March 15, 2007

/s/ Harold F. Demsko Harold F. Demsko	Director	March 15, 2007

/s/ Tommy J. Duncan Tommy J. Duncan	Director	March 15, 2007

/s/ William E. Goodwin William E. Goodwin	Director	March 15, 2007

/s/ Anna M. Nash Anna M. Nash	Director	March 15, 2007

/s/ Susan W. O’Connell Susan W. O’Connell	Director	March 15, 2007

/s/ Marcia C. Patterson Marcia C. Patterson	Director	March 15, 2007

/s/ Gerald D. Scheimberg Gerald D. Scheimberg	Director	March 15, 2007

/s/ William L. Shelton William L. Shelton	Director	March 15, 2007

/s/ Michael G. Smith Michael G. Smith	Director	March 15, 2007

Signature	Title	Date

/s/ Robert E. Spencer, Jr. Robert E. Spencer, Jr.	Director	March 15, 2007

/s/ G. Stewart Tyler G. Stewart Tyler	Director	March 15, 2007

/s/ Gene E. Worrell Gene E. Worrell	Director	March 15, 2007

/s/ Lester A. Younkins Lester A. Younkins	Director	March 15, 2007

/s/ Elizabeth T. Beale Elizabeth T. Beale	Chief Financial Officer (principal accounting and financial officer)	March 15, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

14.1	Code of Ethics(2)

21.1	Subsidiaries of the Company(2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.