Form 10QSB
period 2007-03-31
CNB BANCORP INC/VA
filed 2007-05-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2007, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
(In thousands, except share and per share data)	(unaudited)
Assets
Cash and due from banks	$635	$1,060
Federal funds sold	2,081	4,375
Securities available-for-sale, at fair value (amortized cost of $12,533 on March 31, 2007 and $6,524 on December 31, 2006)	12,506	6,497
Loans, net of allowance for loan losses of $349 on March 31, 2007 and $346 on December 31, 2006	28,189	27,644
Premises and equipment, net	1,565	1,587
Other assets	333	269

Total assets	$45,309	$41,432

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,448	$3,037
Interest bearing deposits	34,156	30,753

Total deposits	37,604	33,790
Accrued interest payable	186	171
Other liabilities	61	24

Total liabilities	37,851	33,985

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at March 31, 2007 and 1,497,429 shares at December 31, 2006	15	15
Additional paid-in capital	9,567	9,585
Retained earnings (deficit)	(2,097)	(2,126)
Accumulated other comprehensive (loss)	(27)	(27)

Total shareholders’ equity	7,458	7,447

Total liabilities and shareholders’ equity	$45,309	$41,432

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per share data)	2007	2006
Interest and Dividend Income
Loans, including fees	$605	$436
Investment securities, taxable	84	72
Federal funds sold	74	15

Total Interest and Dividend Income	763	523

Interest Expense
Deposits	362	227

Total Interest Expense	362	227

Net Interest Income	401	296

Provision for Loan Losses	3	5

Net Interest Income after Provision for Loan Losses	398	291

Non-Interest Income
Service charges on deposit accounts	4	4
Other fees and commissions	26	28
Income from investment in title company	4	2
Mortgage broker fees	9	19
Other income	9	13

Total Non-Interest Income	52	66

Non-Interest Expense
Personnel	245	190
Occupancy and equipment	37	35
Professional fees	43	32
Advertising	8	9
Computer services	33	26
Other	55	54

Total Non-Interest Expense	421	346

Net Income	$29	$11

Earnings per share, basic	$0.02	$0.01

Earnings per share, diluted	$0.02	$0.01

Weighted average shares outstanding, basic	1,498,262	847,406

Weighted average shares outstanding, diluted	1,498,262	899,759

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive (Loss)	Comprehen- sive Income (Loss)	Total
Balance - December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

Exercise of warrants	2,998	—	20	—	—		20

Comprehensive income:
Net income	—	—	—	29	—	$29	29
Other comprehensive income, unrealized gain on securities available for sale	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	$29	—

Cost associated with stock offering	—	—	(38)	—	—		(38)

Balance - March 31, 2007	1,500,427	$15	$9,567	$(2,097)	$(27)		$7,458

Balance - December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

Comprehensive (loss):
Net income	—	—	—	11	—	$11	11
Other comprehensive income:
Unrealized (loss) on securities available for sale	—	—	—	—	(20)	(20)	(20)

Total comprehensive (loss)	—	—	—	—	—	$(9)	—

Balance - March 31, 2006	564,937	$6	$5,564	$(2,215)	$(66)		$3,289

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$29	$11
Provision for loan losses	3	5
Depreciation and amortization	23	26
Net (accretion) amortization of securities	(4)	7
Changes in:
Interest receivable	(43)	(46)
Other assets	(21)	(18)
Interest payable	15	(6)
Other liabilities	37	26

Net cash provided by operating activities	39	5

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(6,005)	(1,000)
Purchase of property and equipment	(1)	—
Net increase in loans	(548)	(762)

Net cash (used in) investing activities	(6,554)	(1,762)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	411	237
Net increase (decrease) in interest bearing deposits	3,403	(825)
Net increase in federal funds purchased	—	327
Cost associated with stock offering	(38)	—
Exercise of Warrants	20	—

Net cash provided by (used in) financing activities	3,796	(261)

Net decrease in cash and cash equivalents	$(2,719)	$(2,018)

Cash and Cash Equivalents
Beginning	5,435	3,198

Ending	$2,716	$1,180

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$347	$233

Unrealized gain (loss) on available for sale securities	$—	$(20)

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

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all intercompany accounts and transactions have been eliminated. These statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. All share and per share information has been adjusted to reflect the 3-for-2 stock split effective September 28, 2006.

During the fourth quarter of 2006, the Company completed a rights offering and a public offering, selling 650,000 shares of its common stock. The offerings were registered under the Securities act of 1933 and raised $4 million in net proceeds. The Company will use the net proceeds from the offerings to increase equity and subsequently the Bank’s legal lending limit and for general corporate purposes, including future growth and expansion.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006; the results of operations for the three month periods ended March 31, 2007 and 2006; changes in shareholders’ equity for the three months ended March 31, 2007 and 2006; and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2007 and December 31, 2006, are as follows:

	March 31, 2007
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$12,334	$3	$(30)	$12,307
Other securities, restricted	199	—	—	199

	$12,533	$3	$(30)	$12,506

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,325	$3	$(30)	$6,298
Other securities, restricted	199	—	—	199

	$6,524	$3	$(30)	$6,497

There were no proceeds from available for sale securities that matured or were called by their issuers in the first three months of 2007. During the same period, there were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of bonds, generally as rates have risen. There are nine accounts in the portfolio that have unrealized losses at March 31, 2007. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of impairments.

	March 31, 2007
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$1,005	$(8)	$3,733	$(22)

Note 3. Loans

The consolidated loan portfolio at March 31, 2007 and December 31, 2006 is composed of the following:

(Dollars in thousands)	March 31, 2007	Percentage	December 31, 2006	Percentage
Loans secured by real estate:
Construction and land development	$3,464	12.14%	$1,480	5.29%
Secured by 1-4 family residential	6,725	23.57%	5,843	20.87%
Nonfarm, nonresidential	10,360	36.30%	12,350	44.12%
Agricultural	55	0.19%	80	0.29%
Commercial and industrial loans	2,925	10.25%	3,232	11.55%
Loans to individuals	5,009	17.55%	5,006	17.88%

Total loans	$28,538	100.00%	$27,991	100.00%
Less: Allowance for loan losses	349		347

Loans, net	$28,189		$27,644

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2006	$346
Provision charged to operating expense	3

Balance, March 31, 2007	$349

At March 31, 2007, the Company had one loan totaling $19,000 on non-accrual status and loans totaling $20,000 past due 90 days and still accruing interest. At March 31, 2007, the Company had no other impaired loans.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	314	313

	1,868	1,867
Less accumulated depreciation	303	280

	$1,565	$1,587

Note 6. Earnings Per Share

At March 31, 2007, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,498,262. Stock options outstanding of 86,027 shares and warrants outstanding of 117,000 shares were excluded from the calculation of diluted loss per share as the impact was anti-dilutive. At March 31, 2006, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 847,406 and 899,759, respectively. The effect of dilutive securities (stock options and warrants) included in the calculation of diluted earnings per share was 52,353 shares. No securities were excluded from the calculation as anti-dilutive at March 31, 2006.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At March 31, 2007, there were 86,027 options issued and outstanding. No options were granted, exercised, or forfeited during the first three months of 2007. Options outstanding and exercisable had no intrinsic value at March 31, 2007. The following table summarizes options outstanding at March 31, 2007. Refer to Note 8 of the Company’s 2006 Form 10-KSB for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 6.67	62,625	8.75	$6.67
8.33	1,500	7.25	8.33
8.67	21,902	8.75	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first three months of 2007, 2,998 warrants were exercised with no intrinsic value and 15,752 warrants were forfeited. No warrants were granted during this period. All of the remaining warrants are held by the organizing directors of the Company, except 7,500 shares held by the estate of Clem E. Dalton, and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at March 31, 2007. The following table summarizes warrants outstanding at March 31, 2007. Refer to Note 8 of the Company’s 2006 Form 10-KSB for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 6.67	117,000	5.75	$6.67

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended March 31,
(Dollars in thousands)	2007	2006
ATM expense	$11	$10
Insurance	7	5
Correspondent service charges	—	3
Regulatory assessments	6	5
Supplies and stationary	5	4
Taxes	2	2
Other	24	25

Total Other	$55	$54

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Financial Condition

At March 31, 2007, CNB Bancorp, Inc. had total assets of $45.3 million compared to $41.4 million at December 31, 2006. During the first three months of 2007, total assets increased by $3.9 million when compared to total assets at December 31, 2006. The increase in total assets is primarily due to a $545,000 increase in net loans, a $6.0 million increase in securities available-for-sale, and a $2.3 million decrease in federal funds sold resulting from controlled deposit growth. At March 31, 2007, assets consisted principally of cash and cash equivalents of $2.7 million, $12.5 million in securities available for sale, $28.2 million in loans, net of allowance for loan losses, and $1.6 million in premises and equipment, net of accumulated depreciation.

Total liabilities at March 31, 2007 were $37.8 million, compared to $34.0 million at December 31, 2006. Total liabilities at March 31, 2007 consisted primarily of $3.4 million in non-interest bearing deposits and $34.2 million in interest bearing deposits. Non-interest bearing deposits increased $411,000, or 13.5%, while interest bearing deposits increased $3.4 million, or 11.1%, in the first three months of 2007.

As of March 31, 2007, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $3.4 million. At March 31, 2007, CNB had one loan totaling $19,000 classified as non-accrual and other loans past due 90 days and still accruing totaling $20,000. There were no other loans classified as impaired at March 31, 2007.

Capital Resources

At March 31, 2007, consolidated shareholders’ equity was $7.5 million or 16.5% of total assets compared to $7.5 million or 18.0% of total assets at December 31, 2006. The Company’s common stock had a tangible book value of $4.97 per share at March 31, 2007 and December 31, 2006.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2007 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,834	24.85%	$2,522	8.00%	N/A	N/A
Bank	$7,437	23.59%	$2,522	8.00%	$3,153	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,485	23.74%	$1,261	4.00%	N/A	N/A
Bank	$7,088	22.48%	$1,261	4.00%	$1,892	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,485	17.64%	$1,697	4.00%	N/A	N/A
Bank	$7,088	16.71%	$1,697	4.00%	$2,121	5.00%

Results of Operations

CNB had net income of $29,000 and $11,000 for the quarters ended March 31, 2007 and 2006, respectively. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to reach and exceed the break-even point to support the level of infrastructure and staffing required for operation of the Bank.

Total interest income for the three month period ended March 31, 2007 was $763,000. Total interest expense for the three month period ended March 31, 2007 was $362,000. For the three months ended March 31, 2006, total interest income was $523,000, and total interest expense was $227,000. The increased interest income and expense from 2006 to 2007 is indicative of growth and rising market rates.

Total non-interest income for the quarter ended March 31, 2007 was $52,000, consisting primarily of other fees and commissions and mortgage broker fees. For the same period, total non-interest expense was $421,000. Personnel expense and occupancy and equipment expense accounted for 58.2% and 8.8% of non-interest expense, respectively. Non-interest income for the three months ended March 31, 2006 was $66,000, while non-interest expense was $346,000.

Liquidity and Interest Rate Sensitivity

During the fourth quarter of 2006, CNB completed an offering of 650,000 shares of its common stock in a rights and public offering. This offering raised $4.0 million, net of offering expenses, which has been and will be used for general corporate purposes, including future growth and expansion. CNB management believes this working capital amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that CNB will achieve any particular level of profitability.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements but does not intend to adopt the Statement early.

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of March 31, 2007 were unfulfilled loan commitments totaling $3.4 million.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which CNB or its subsidiary is a party or of which any of their property is the subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

CNB BANCORP, INC. (Registrant)

DATE: May 14, 2007	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
President & Chief Executive Officer

DATE: May 14, 2007	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer