Form 10QSB
period 2007-06-30
CNB BANCORP INC/VA
filed 2007-08-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2007, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$683	$1,060
Federal funds sold	2,369	4,375
Securities available-for-sale, at fair value (amortized cost of $9,534 on June 30, 2007 and $6,524 on December 31, 2006)	9,391	6,497
Loans, net of allowance for loan losses of $354 on June 30, 2007 and $347 on December 31, 2006	30,889	27,644
Premises and equipment, net	1,542	1,587
Other assets	402	269

Total assets	$45,276	$41,432

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,080	$3,037
Interest bearing deposits	34,623	30,753

Total deposits	37,703	33,790
Accrued interest payable	170	171
Other liabilities	46	24

Total liabilities	37,919	33,985

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at June 30, 2007 and 1,497,429 shares at December 31, 2006	15	15
Additional paid-in capital	9,567	9,585
Retained earnings (deficit)	(2,082)	(2,126)
Accumulated other comprehensive (loss)	(143)	(27)

Total shareholders’ equity	7,357	7,447

Total liabilities and shareholders’ equity	$45,276	$41,432

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Interest and Dividend Income
Loans, including fees	$673	$489	$1,278	$925
Investment securities, taxable	135	80	219	152
Federal funds sold	27	7	101	22

Total Interest and Dividend Income	835	576	1,598	1,099

Interest Expense
Deposits	402	249	764	476
Other borrowings	1	1	1	1

Total Interest Expense	403	250	765	477

Net Interest Income	432	326	833	622

Provision for Loan Losses	18	17	21	22

Net Interest Income after Provision for Loan Losses	414	309	812	600

Non-Interest Income
Service charges on deposit accounts	4	4	8	8
Other fees and commissions	30	38	56	66
Income from investment in title company	4	4	8	6
Mortgage broker fees	—	6	9	25
Other income	7	8	16	21

Total Non-Interest Income	45	60	97	126

Non-Interest Expense
Personnel	247	186	492	376
Occupancy and equipment	38	36	75	71
Professional fees	50	38	93	70
Advertising	8	9	16	18
Computer services	31	28	64	54
Other	70	58	125	112

Total Non-Interest Expense	444	355	865	701

Net Income	$15	$14	$44	$25

Earnings per share, basic	$0.01	$0.02	$0.03	$0.03

Earnings per share, diluted	$0.01	$0.02	$0.03	$0.03

Weighted average shares outstanding, basic	1,500,427	847,406	1,499,350	847,406

Weighted average shares outstanding, diluted	1,500,427	899,759	1,499,350	899,759

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007 and 2006 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

Exercise of warrants	2,998	—	20	—	—		20

Comprehensive (loss):
Net income	—	—	—	44	—	$44	44
Other comprehensive (loss), unrealized loss on securities available for sale	—	—	—	—	(116)	(116)	(116)

Total comprehensive (loss)	—	—	—	—	—	$(72)	—

Cost associated with stock offering	—	—	(38)	—	—		(38)

Balance - June 30, 2007	1,500,427	$15	$9,567	$(2,082)	$(143)		$7,357

Balance - December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

Comprehensive (loss):
Net income	—	—	—	25	—	$25	25
Other comprehensive (loss):
Unrealized (loss) on securities available for sale	—	—	—	—	(75)	(75)	(75)

Total comprehensive (loss)	—	—	—	—	—	$(50)	—

Balance - June 30, 2006	564,937	$6	$5,564	$(2,201)	$(121)		$3,248

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$44	$25
Provision for loan losses	21	22
Depreciation and amortization	47	50
Net (accretion) of securities	(15)	(5)
Changes in:
Interest receivable	(78)	(38)
Other assets	(55)	(40)
Interest payable	(1)	8
Other liabilities	22	21

Net cash provided by (used in) operating activities	(15)	43

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(8,995)	(2,090)
Proceeds from sales, calls and maturities of available-for-sale securities	6,000	900
Purchase of property and equipment	(2)	—
Net increase in loans	(3,266)	(2,084)

Net cash (used in) investing activities	(6,263)	(3,274)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	43	222
Net increase in interest bearing deposits	3,870	337
Net increase in federal funds purchased	—	45
Cost associated with stock offering	(38)	—
Exercise of warrants	20	—

Net cash provided by financing activities	3,895	604

Net decrease in cash and cash equivalents	$(2,383)	$(2,627)

Cash and Cash Equivalents
Beginning	5,435	3,198

Ending	$3,052	$571

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$766	$469

Unrealized (loss) on available for sale securities	$(116)	$(75)

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

During the fourth quarter of 2006, the Company completed a rights offering and a public offering, selling 650,000 shares of its common stock. The offerings were registered under the Securities Act of 1933 and raised $4 million in net proceeds. The Company has used and will use the net proceeds from the offerings to increase equity and subsequently the Bank’s legal lending limit and for general corporate purposes, including future growth and expansion.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2007 and December 31, 2006; the results of operations for the three and six month periods ended June 30, 2007 and 2006; changes in shareholders’ equity for the six months ended June 30, 2007 and 2006; and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of June 30, 2007 and December 31, 2006, are as follows:

(Dollars in thousands)	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$9,335	$—	$(143)	$9,192
Other securities, restricted	199	—	—	199

	$9,534	$—	$(143)	$9,391

(Dollars in thousands)	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,325	$3	$(30)	$6,298
Other securities, restricted	199	—	—	199

	$6,524	$3	$(30)	$6,497

Proceeds from available for sale securities that matured or were called by their issuers in the first six months of 2007 were $6.0 million. During the same period, there were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. The primary cause of impairments is the recent decline in the prices of bonds, generally as rates have risen. There are thirteen accounts in the portfolio that have unrealized losses at June 30, 2007. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of impairments.

(Dollars in thousands)	June 30, 2007
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$1,595	$(2)	$7,597	$(141)

Note 3. Loans

The consolidated loan portfolio at June 30, 2007 and December 31, 2006 is composed of the following:

(Dollars in thousands)	June 30, 2007	Percentage	December 31, 2006	Percentage
Loans secured by real estate:
Construction and land development	$3,638	11.64%	$1,480	5.29%
Secured by 1-4 family residential	7,254	23.22%	5,843	20.87%
Nonfarm, nonresidential	11,653	37.30%	12,350	44.12%
Agricultural	88	0.28%	80	0.29%
Commercial and industrial loans	3,230	10.34%	3,232	11.55%
Loans to individuals	5,380	17.22%	5,006	17.88%

Total loans	$31,243	100.00%	$27,991	100.00%

Less: Allowance for loan losses	354		347

Loans, net	$30,889		$27,644

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2006	$347
Provision charged to operating expense	21
Loans charged off	(14)

Balance, June 30, 2007	$354

At June 30, 2007, the Company had no loans classified as impaired or on non-accrual status. The Company had three loans totaling $8,000 past due 90 days and still accruing interest. At June 30, 2007, the Company had no other impaired loans.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	315	313

	1,869	1,867
Less accumulated depreciation	327	280

	$1,542	$1,587

Note 6. Earnings Per Share

For the six months ended June 30, 2007, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,499,350. Stock options outstanding of 86,027 shares and warrants outstanding of 108,375 shares were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive. For the six months ended June 30, 2006, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 847,406 and 899,759, respectively. The effect of dilutive securities (stock options and warrants) included in the calculation of diluted earnings per share was 52,353 shares. No securities were excluded from the calculation as anti-dilutive at June 30, 2006.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At June 30, 2007, there were 86,027 options issued and outstanding, all of which were exercisable. No options were granted, exercised, or forfeited during the first six months of 2007. Options outstanding and exercisable had no intrinsic value at June 30, 2007. The following table summarizes options outstanding at June 30, 2007. Refer to Note 8 of the Company’s 2006 Form 10-KSB for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	8.50	$6.67
8.33	1,500	7.00	8.33
8.67	21,902	8.50	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first six months of 2007, 2,998 warrants were exercised with no intrinsic value and 24,377 warrants were forfeited. No warrants were granted during this period. All of the remaining warrants are held by the organizing directors of the Company or their estate and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at June 30, 2007 and are summarized in the following table. Refer to Note 8 of the Company’s 2006 Form 10-KSB for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	108,375	5.50	$6.67

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
ATM expense	$11	$11	$22	$21
Insurance	5	6	12	11
Correspondent service charges	2	2	2	5
Regulatory assessments	7	4	13	9
Supplies and stationary	1	5	6	9
Taxes	12	2	14	4
Other	32	28	56	53

Total Other	$70	$58	$125	$112

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Financial Condition

At June 30, 2007, CNB Bancorp, Inc. had total assets of $45.3 million compared to $41.4 million at December 31, 2006. During the first six months of 2007, total assets increased by $3.9 million when compared to total assets at December 31, 2006. The increase in total assets is primarily due to a $3.2 million increase in net loans, a $2.9 million increase in securities available-for-sale, and a $2.0 million decrease in federal funds sold. At June 30, 2007, assets consisted principally of cash and cash equivalents of $3.1 million, $9.4 million in securities available for sale, $30.9 million in loans, net of allowance for loan losses, and $1.5 million in premises and equipment, net of accumulated depreciation.

Total liabilities at June 30, 2007 were $37.9 million, compared to $34.0 million at December 31, 2006. Total liabilities at June 30, 2007 consisted primarily of $3.1 million in non-interest bearing deposits and $34.6 million in interest bearing deposits. Non-interest bearing deposits increased $43,000, or 1.4%, while interest bearing deposits increased $3.9 million, or 12.6%, in the first six months of 2007.

As of June 30, 2007, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $2.8 million. At June 30, 2007, CNB had no loans classified as non-accrual or impaired. There were three loans totaling $8,000 past due 90 days and still accruing.

Capital Resources

At June 30, 2007, consolidated shareholders’ equity was $7.4 million or 16.2% of total assets compared to $7.4 million or 18.0% of total assets at December 31, 2006. The Company’s common stock had a tangible book value of $4.90 and $4.97 per share at June 30, 2007 and December 31, 2006, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2007 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,854	23.78%	$2,642	8.00%	N/A	N/A
Bank	$7,477	22.64%	$2,642	8.00%	$3,303	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,500	22.71%	$1,321	4.00%	N/A	N/A
Bank	$7,124	21.57%	$1,321	4.00%	$1,982	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,500	16.77%	$1,789	4.00%	N/A	N/A
Bank	$7,124	15.93%	$1,789	4.00%	$2,236	5.00%

Results of Operations

CNB had net income of $44,000 and $25,000 for the six months ended June 30, 2007 and 2006, respectively. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to reach and surpass the break-even point to support the level of infrastructure and staffing required for operation of the Bank.

Total interest income for the three month and six month periods ended June 30, 2007 was $835,000 and $1.6 million, respectively. Total interest expense for the three month period ended June 30, 2007 was $403,000, and for the six month period ended June 30, 2007 was $765,000. For the three months ended June 30, 2006, total interest income was $576,000, and total interest expense was $250,000. For the six month period ended June 30, 2006, total interest income and total interest expense were $1.1 million and $477,000. The increased interest income and expense from 2006 to 2007 is indicative of growth and re-pricing in an increased market rate environment.

Total non-interest income for the quarter ended June 30, 2007 was $45,000, consisting primarily of other fees and commissions. For the same period, total non-interest expense was $444,000. Personnel expense and occupancy and equipment expense accounted for 55.6% and 8.6% of non-interest expense, respectively. Non-interest income for the three months ended June 30, 2006 was $60,000, while non-interest expense was $355,000. For the six month period ended June 30, 2007, non-interest income was $97,000 and non-interest expense was $865,000. For the same period in 2006, non-interest income and non-interest expense were $126,000 and $701,000, respectively

Liquidity and Interest Rate Sensitivity

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of June 30, 2007 were unfulfilled loan commitments totaling $2.8 million.

No losses are anticipated as a result of the foregoing commitments; therefore the Company does not expect a material effect on our consolidated financial condition.

ITEM 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders of the Company was held on May 3, 2007.

(b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2010:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
D. C. Bowman	756,930	—	—
Judy D. Brown	708,923	48,007	—
Oliver D. Creekmore	744,480	12,450	—
Harold F. Demsko	756,855	75	—
William E. Goodwin	732,021	24,909	—
Gene Worrell	744,632	12,298	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Name	Year
Allen E. Brown	2008
Brenton D. Burgess	2008
Anna M. Nash	2008
Marcia C. Patterson	2008
Gerald D. Schiemberg	2008
Susan W. O’Connell	2008
Lester A. Younkins	2008
Tommy J. Duncan	2009
William L. Shelton	2009
Michael G. Smith	2009
Robert E. Spencer, Jr.	2009
G. Stewart Tyler	2009

(c) There were no other matters voted upon by the shareholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

(a) Required 8-K Disclosures. None

(b) Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit
31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: August 14, 2007	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
President & Chief Executive Officer

DATE: August 14, 2007	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer