Form 10QSB
period 2007-09-30
CNB BANCORP INC/VA
filed 2007-11-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2007, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
(In thousands, except share and per share data)	(unaudited)
Assets
Cash and due from banks	$643	$1,060
Federal funds sold	1,177	4,375
Securities available-for-sale, at fair value (amortized cost of $9,285 on September 30, 2007 and $6,524 on December 31, 2006)	9,264	6,497
Loans, net of allowance for loan losses of $373 on September 30, 2007 and $347 on December 31, 2006	31,924	27,644
Premises and equipment, net	1,521	1,587
Other assets	448	269

Total assets	$44,977	$41,432

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,075	$3,037
Interest bearing deposits	34,180	30,753

Total deposits	37,255	33,790
Accrued interest payable	153	171
Other liabilities	62	24

Total liabilities	37,470	33,985

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at September 30, 2007 and 1,497,429 shares at December 31, 2006	15	15
Additional paid-in capital	9,567	9,585
Retained earnings (deficit)	(2,054)	(2,126)
Accumulated other comprehensive (loss)	(21)	(27)

Total shareholders’ equity	7,507	7,447

Total liabilities and shareholders’ equity	$44,977	$41,432

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Interest and Dividend Income
Loans, including fees	$703	$538	$1,981	$1,463
Investment securities, taxable	128	98	347	250
Federal funds sold	11	6	112	28

Total Interest and Dividend Income	842	642	2,440	1,741

Interest Expense
Deposits	401	293	1,165	769
Other borrowings	—	3	1	4

Total Interest Expense	401	296	1,166	773

Net Interest Income	441	346	1,274	968

Provision for Loan Losses	18	20	39	42

Net Interest Income after Provision for Loan Losses	423	326	1,235	926

Non-Interest Income
Service charges on deposit accounts	3	3	11	11
Other fees and commissions	39	33	95	99
Income from investment in title company	4	3	12	9
Mortgage broker fees	3	12	12	37
Other income	9	8	25	29

Total Non-Interest Income	58	59	155	185

Non-Interest Expense
Personnel	246	187	738	563
Occupancy and equipment	38	35	113	106
Professional fees	49	34	142	104
Advertising	8	8	24	26
Computer services	38	30	102	84
Other	74	54	199	166

Total Non-Interest Expense	453	348	1,318	1,049

Net Income	$28	$37	$72	$62

Earnings per share, basic	$0.02	$0.04	$0.05	$0.07

Earnings per share, diluted	$0.02	$0.04	$0.05	$0.07

Weighted average shares outstanding, basic	1,500,427	847,429	1,499,713	847,429

Weighted average shares outstanding, diluted	1,500,427	899,701	1,499,713	899,701

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007 and 2006 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Comprehensive Income (Loss)	Total
Balance—December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

Exercise of warrants	2,998	—	20	—	—		20

Comprehensive income:
Net income	—	—	—	72	—	$72	72
Other comprehensive income: unrealized gain on securities available for sale	—	—	—	—	6	6	6

Total comprehensive income	—	—	—	—	—	$78	—

Cost associated with stock offering	—	—	(38)	—	—		(38)

Balance—September 30, 2007	1,500,427	$15	$9,567	$(2,054)	$(21)		$7,507

Balance—December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

Comprehensive income:
Net income	—	—	—	62	—	$62	62
Other comprehensive income: unrealized gain on securities available for sale	—	—	—	—	15	15	15

Total comprehensive income	—	—	—	—	—	$77	—
Effect of 3-for-2 stock split	282,492	2	(2)	—	—	—	—

Balance—September 30, 2006	847,429	$8	$5,562	$(2,164)	$(31)		$3,375

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$72	$62
Provision for loan losses	39	42
Depreciation and amortization	70	74
Net (accretion) of securities	(16)	(8)
Changes in:
Interest receivable	(150)	(97)
Other assets	(29)	(31)
Interest payable	(18)	51
Other liabilities	38	18

Net cash provided by operating activities	6	111

Cash Flows From Investing Activities
Purchase of available-for-sale securities	(9,245)	(4,090)
Proceeds from sales, calls and maturities of available-for-sale securities	6,500	3,000
Purchase of property and equipment	(4)	—
Net increase in loans	(4,319)	(4,362)

Net cash (used in) investing activities	(7,068)	(5,452)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	38	(250)
Net increase in interest bearing deposits	3,427	2,196
Net increase in federal funds purchased	—	662
Cost associated with stock offering	(38)	—
Exercise of warrants	20	—

Net cash provided by financing activities	3,447	2,608

Net decrease in cash and cash equivalents	$(3,615)	$(2,733)

Cash and Cash Equivalents
Beginning	5,435	3,198

Ending	$1,820	$465

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,184	$722

Unrealized gain on available for sale securities	$6	$15

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006; the results of operations for the three and nine month periods ended September 30, 2007 and 2006; changes in shareholders’ equity for the nine months ended September 30, 2007 and 2006; and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of September 30, 2007 and December 31, 2006, are as follows:

	September 30, 2007
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$9,086	$13	$(34)	$9,065
Other securities, restricted	199	—	—	199

	$9,285	$13	$(34)	$9,264

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,325	$3	$(30)	$6,298
Other securities, restricted	199	—	—	199

	$6,524	$3	$(30)	$6,497

Proceeds from available for sale securities that matured or were called by their issuers in the first nine months of 2007 were $6.5 million. During the same period, there were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of impairments would be a decline in the prices of bonds, generally as rates have risen. There are three accounts in the portfolio that have unrealized losses at September 30, 2007. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of impairments.

	September 30, 2007
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$2,972	$(29)	$250	$(5)

Note 3. Loans

The consolidated loan portfolio at September 30, 2007 and December 31, 2006 is composed of the following:

(Dollars in thousands)	September 30, 2007	Percentage	December 31, 2006	Percentage
Loans secured by real estate:
Construction and land development	$3,350	10.37%	$1,480	5.29%
Secured by 1-4 family residential	8,032	24.87%	5,843	20.87%
Nonfarm, nonresidential	11,938	36.96%	12,350	44.12%
Agricultural	89	0.28%	80	0.29%
Commercial and industrial loans	3,100	9.60%	3,232	11.55%
Loans to individuals	5,788	17.92%	5,006	17.88%

Total loans	$32,297	100.00%	$27,991	100.00%
Less: Allowance for loan losses	373		347

Loans, net	$31,924		$27,644

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2006	$347
Provision charged to operating expense	39
Loans recovered	1
Loans charged off	(14)

Balance, September 30, 2007	$373

At September 30, 2007, the Company had two loans totaling $19,000 on non-accrual status and one loan in the amount of $93,000 classified as impaired. The Company had no loans past due 90 days and still accruing interest at September 30, 2007.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	317	313

	1,871	1,867
Less accumulated depreciation	350	280

	$1,521	$1,587

Note 6. Earnings Per Share

For the nine months ended September 30, 2007, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,499,713. Stock options outstanding of 86,027 shares and warrants outstanding of 100,875 shares were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive. For the nine months ended September 30, 2006, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 847,429 and 899,701, respectively. The effect of dilutive securities (stock options and warrants) included in the calculation of diluted earnings per share was 52,272 shares. No securities were excluded from the calculation as anti-dilutive at September 30, 2006.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At September 30, 2007, there were 86,027 options issued and outstanding, all of which were exercisable. No options were granted, exercised, or forfeited during the first nine months of 2007. Options outstanding and exercisable had no intrinsic value at September 30, 2007. The following table summarizes options outstanding at September 30, 2007. Refer to Note 8 of the Company’s 2006 Form 10-KSB for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	8.25	$6.67
8.33	1,500	6.75	8.33
8.67	21,902	8.25	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first nine months of 2007, 2,998 warrants were exercised with no intrinsic value and 31,877 warrants were forfeited. No warrants were granted during this period. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at September 30, 2007 and are summarized in the following table. Refer to Note 8 of the Company’s 2006 Form 10-KSB for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	100,875	5.25	$6.67

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
ATM expense	$12	$11	$34	$32
Insurance	13	7	25	18
Correspondent service charges	1	2	3	7
Regulatory assessments	7	4	20	13
Supplies and stationary	8	5	14	14
Taxes	15	3	29	7
Other	18	22	74	75

Total Other	$74	$54	$199	$166

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

•

Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

•

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

Financial Condition

At September 30, 2007, CNB Bancorp, Inc. had total assets of $45.0 million compared to $41.4 million at December 31, 2006. During the first nine months of 2007, total assets increased by $3.6 million when compared to total assets at December 31, 2006. The increase in total assets is primarily due to a $4.3 million increase in net loans, a $2.8 million increase in securities available-for-sale, and a $3.2 million decrease in federal funds sold. At September 30, 2007, assets consisted principally of cash and cash equivalents of $1.8 million, $9.3 million in securities available for sale, $31.9 million in loans, net of allowance for loan losses, and $1.5 million in premises and equipment, net of accumulated depreciation.

Total liabilities at September 30, 2007 were $37.5 million, compared to $34.0 million at December 31, 2006. Total liabilities at September 30, 2007 consisted primarily of $3.1 million in non-interest bearing deposits and $34.2 million in interest bearing deposits. Non-interest bearing deposits increased $38,000, or 1.3%, while interest bearing deposits increased $3.4 million, or 11.1%, in the first nine months of 2007.

As of September 30, 2007, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $2.6 million. At September 30, 2007, CNB had two loans totaling $19,000 classified as non-accrual and one loan in the amount of $93,000 classified as impaired. There were no loans past due 90 days and still accruing.

Capital Resources

At September 30, 2007, consolidated shareholders’ equity was $7.5 million or 16.7% of total assets compared to $7.4 million or 18.0% of total assets at December 31, 2006. The Company's common stock had a tangible book value of $5.00 and $4.97 per share at September 30, 2007 and December 31, 2006, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2007 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,901	23.34%	$2,708	8.00%	N/A	N/A
Bank	$7,545	22.29%	$2,708	8.00%	$3,385	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,527	22.24%	$1,354	4.00%	N/A	N/A
Bank	$7,172	21.19%	$1,354	4.00%	$2,031	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,527	16.87%	$1,785	4.00%	N/A	N/A
Bank	$7,172	16.07%	$1,785	4.00%	$2,231	5.00%

Results of Operations

CNB had net income of $72,000 and $62,000 for the nine months ended September 30, 2007 and 2006, respectively. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to reach and surpass the break-even point to support the level of infrastructure and staffing required for operation of the Bank.

Total interest income for the three month and nine month periods ended September 30, 2007 was $842,000 and $2.4 million, respectively. Total interest expense for the three month period ended September 30, 2007 was $401,000, and for the nine month period ended September 30, 2007 was $1.2 million. For the three months ended September 30, 2006, total interest income was $642,000, and total interest expense was $296,000. For the nine month period ended June 30, 2006, total interest income and total interest expense were $1.7 million and $773,000. The increased interest income and expense from 2006 to 2007 is indicative of growth and re-pricing in an increased market rate environment.

Total non-interest income for the quarter ended September 30, 2007 was $58,000, consisting primarily of other fees and commissions. For the same period, total non-interest expense was $453,000. Personnel expense, occupancy and equipment expense, and professional fees accounted for 54.3%, 8.4%, and 10.8% of non-interest expense, respectively. Non-interest income for the three months ended September 30, 2006 was $59,000, while non-interest expense was $348,000. For the nine month period ended September 30, 2007, non-interest income was $155,000 and non-interest expense was $1.3 million. For the same period in 2006, non-interest income and non-interest expense were $185,000 and $1.0 million, respectively

Liquidity and Interest Rate Sensitivity

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of September 30, 2007 were unfulfilled loan commitments totaling $2.6 million.

No losses are anticipated as a result of the foregoing commitments; therefore the Company does not expect a material effect on our consolidated financial condition.

ITEM 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNB BANCORP, INC.
(Registrant)

DATE: November 13, 2007	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
President & Chief Executive Officer

DATE: November 13, 2007	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer