Form 10KSB
period 2007-12-31
CNB BANCORP INC/VA
filed 2008-03-28
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-50729

CNB BANCORP, INC.

(Name of Small Business Issuer in Its Charter)

Virginia	54-2059214
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11407 Windsor Blvd., Windsor, VA	23487
(Address of Principal Executive Offices)	(Zip Code)

(757) 242-4422

Issuer’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par.

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

State issuer’s revenues for its most recent fiscal year: $3,528,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 25, 2008 was $3,817,942. This calculation is based upon an estimate of the fair market value of the Company’s common stock at $3.30 per share, which was the price of the last trade of which management is aware prior to this date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 14, 2008, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 7, 2008 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 8, 2008, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis or Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CNB Bancorp, Inc. (the “Company” or “CNB”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

In September, 2006, the Company completed a 3-for-2 stock split, followed by an offering of 650,000 shares of its common stock in a rights offering and a public offering during the fourth quarter. The offering raised $4.0 million, net of offering expenses. The Company used the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit. The funds will also be used for general corporate purposes, including future growth and expansion. Also during the fourth quarter, CNB Bancorp, Inc. common stock began trading on the OTC Bulletin Board with the symbol CNBV.

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

As of December 31, 2007, our primary service area was serviced by 14 financial institutions with 41 banking offices, and there was only one other bank operating in the Town of Windsor. Almost all of the institutions operating within our primary service area are large national, regional or super-regional banks. With the exception of two local banks, Farmers Bank and SuffolkFirst Bank, none of these financial institutions are headquartered in our primary service area.

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

Lending Policy. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2007, the Bank’s loan portfolio was comprised of the following:

Loan Classification	Percentage of Total Loans
Real estate-related loans	72.2%
Commercial loans	9.6%
Consumer loans	18.2%

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

Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and non-farm, non-residential loans secured by real estate (typically owner-occupied commercial buildings). The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 80%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. The Bank also offers home equity lines of credit, which equaled approximately 3.4% of the Bank’s total loans, as of December 31, 2007, and have interest rate terms that are variable rather than fixed.

As of December 31, 2007, approximately 37.2% of the Bank’s real estate-related loans had interest rate terms that were variable or carried a term of 12 months or less. Additionally, the terms of the Bank’s real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder’s ability to sell the home to a buyer, the buyer’s ability to obtain permanent financing and the construction project’s ability to produce income in the interim.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to medium-size businesses whose demands for funds fall within the legal lending limits of the Bank. The Bank’s commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank’s commercial loans as of December 31, 2007, approximately 65.2% were adjustable-rate loans or mature within one year and 34.8% had maturities extending beyond 12 months but less than 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

Other Banking Services. In addition to its lending and deposit products and services, the Bank offers internet banking, commercial cash management, bill pay, mortgage brokering, debit cards, travelers’ checks, notary public services, wire services, safe deposit box rental, ATM services, On-Call telephone banking, and other traditional bank services to its customers.

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

Employees. As of December 31, 2007, the Bank has a total of 17 full time equivalent employees. CNB does not have any employees who are not also employees of Citizens National Bank.

Reports to Security Holders. The public may read and copy any materials the Company has filed with the Securities Exchange Commission (the “SEC”) at the Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. Information on the operation of the SEC Public Reference Room may by obtained by calling 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding the Company’s filings. The Bank’s website, www.cnbva.com, contains a link directly to Company SEC filings.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include among other activities, certain insurance and securities activities.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2007, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated deposit institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007, our consolidated ratio of total capital to risk-weighted assets was 24.5% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 23.3%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our consolidated leverage ratio was 17.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by the Bank’s board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2007, the Bank could not pay cash dividends without prior regulatory approval.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. Neither the Company nor the Bank can predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.	DESCRIPTION OF PROPERTY

Banking operations take place at our permanent office building, located at 11407 Windsor Blvd., Windsor, Virginia. Our permanent office building, with approximately 7,000 square feet of finished office space with space for expansion, was completed in March, 2004, at which time we began operations in the permanent office building.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of holders of the Company’s securities during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In December 2002, the Company completed its initial public offering of its common stock. This offering was registered under the Securities Act of 1933, and raised $5.4 million in net proceeds through the sale of 561,137 shares of common stock (equivalent to 841,706 shares adjusted for 3-for-2 stock split in September, 2006). Out of the net proceeds of the offering, $5.25 million was used to capitalize the Bank in exchange for 100% of its outstanding common stock as required by the Bank’s primary regulator. No unregistered securities of the Company were sold or issued during the period covered by this Report.

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

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol CNBV. To the Company’s knowledge, the last price at which our stock was sold was $3.30 per share on March 19, 2008. As of December 31, 2007, we had approximately 843 shareholders of record. The Company’s high and low stock price over the past five quarters, the length of time the Company’s common stock has been traded on the OTC, is shown in the following table.

	Sales Price
	High	Low
2006
Fourth Quarter	$6.75	$6.50

2007
First Quarter	$6.50	$6.40
Second Quarter	6.65	5.80
Third Quarter	5.80	5.20
Fourth Quarter	5.50	3.05

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

The Company has not repurchased any common stock during 2007 or 2006.

The information contained on pages 8 through 10 of the 2008 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference and outlines our securities authorized for issuance under equity compensation plans as of December 31, 2007.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2008 will be a challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that has surfaced in 2007, we are more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. While we do not expect to have the significant write-offs that these other institutions are having, the economic environment that has been created may influence the ability of some of our customers to repay their loans. The fast downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

The Company began operations on April 29, 2003. As of December 31, 2007, total assets were $42.9 million, consisting primarily of securities of $7.8 million, loans, net of allowance for loan losses, of $32.1 million and premises and equipment of $1.5 million. Comparatively, at December 31, 2006, total assets were $41.4 million, which consisted primarily of securities of $6.5 million, loans, net of allowance for loan losses, of $27.6 million and premises and equipment of $1.6 million. At December 31, 2007, total deposits were $35.2 million compared to total deposits at December 31, 2006 of $33.8 million. Interest bearing deposits at December 31, 2007 and 2006 were $32.5 million and $30.8 million, respectively. For the year ended December 31, 2007, the Company had net income of $163,000 compared to $100,000 for the year ended December 31, 2006.

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

Results of Operations

Net Income

It is normal for new banks to experience operating losses in their formative years through start up and operating expenses. The Company began experiencing sustainable operating income during 2006 and posted a significant earning increase in 2007 as compared to 2006; however, the impact of the increased number of shares from the stock issuance completed in the fourth quarter of 2006 and the higher amount of capital was evident in the ratios for 2007 For the year ended December 31, 2007, the Company’s net income from operations was $163,000; $0.11 earnings per basic and diluted share, compared to net income from operations of $100,000 for the year ended December 31, 2006, a $0.11 and $0.10 earning per basic and diluted share, respectively. Return on average assets (ROA) measures how effectively CNB employs its assets to produce net income. For the year ended December 31, 2007, ROA was 0.37% compared to 0.29% for the year ended December 31, 2006. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE for the year ended December 31, 2007 was 2.18% compared with 2.69% for the year ended December 31, 2006. Average equity to average assets was 16.94% and 10.62% for the years ended December 31, 2007 and 2006, respectively.

TABLE 1: Average Balances, Interest Income and Expense, Yields and Rates

The following table shows the average balance sheet for the year ended December 31, 2007 and 2006. In addition, the amount of interest earned on earning assets, with related yields and interest on interest bearing liabilities, together with rates, is shown.

	2007			2006
(Dollars in thousands)	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
Assets:
Securities, taxable	$8,719	$461	5.29%	$7,426	$340	4.58%
Loans	30,654	2,710	8.84%	24,073	2,063	8.57%
Federal funds sold	2,436	125	5.13%	1,213	61	5.03%
Total earnings assets	41,809	$3,296	7.88%	32,712	$2,464	7.53%
Less: Allowance for loan losses	(362)			(297)
Total non-earning assets	2,646			2,593
Total Assets	$44,093			$35,008
Liabilities and shareholders’ equity:
Interest bearing deposits:
Checking	$922	$9	0.98%	$862	$9	1.04%
Money market savings	863	13	1.51%	1,484	24	1.62%
Regular savings	1,362	16	1.17%	1,326	16	1.21%
Time Deposits:
$100,000 and over	8,248	431	5.23%	6,138	275	4.48%
Under $100,000	21,930	1,090	4.97%	17,899	782	4.37%
Total interest bearing deposits	33,325	1,559	4.68%	27,709	1,106	3.99%
Federal funds purchased	21	1	4.76%	149	9	6.04%
Total interest bearing liabilities:	33,346	$1,560	4.68%	27,858	$1,115	4.00%
Non-interest bearing liabilities:
Demand deposits	3,062			3,274
Other liabilities	214			158
Total liabilities	36,622			31,290
Shareholders’ equity	7,471			3,718
Total Liabilities and Shareholders’ equity	$44,093			$35,008
Net interest income		$1,736			$1,349
Interest rate spread			3.20%			3.53%
Interest expense to average earning assets			3.73%			3.41%
Net interest margin			4.15%			4.12%

The following table describes the impact on the interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate and Volume Analysis

	Years ended December 31,
	2007 compared to 2006			2006 compared to 2005
	Change Due To:			Change Due To:
	Increase (Decrease)	Rate	Volume	Increase (Decrease)	Rate	Volume
Interest income:
Securities	$121	$57	$64	$170	$121	$49
Loans	647	67	580	681	224	457
Federal funds sold	64	1	63	2	5	(3)

Total interest income	832	125	707	853	350	503

Interest expense:
Interest bearing deposits:
Checking	—	—	—	(1)	—	(1)
Money market savings	(11)	(2)	(9)	(3)	1	(4)
Regular savings	—	—	—	1	—	1
Time Deposits:
$100,000 and over	156	51	105	100	44	56
Under $100,000	308	117	191	319	148	171
Federal funds purchased	(8)	(24)	16	9	—	9

Total interest bearing liabilities	445	142	303	425	193	232

Net interest income	$387	$(17)	$404	$428	$157	$271

Net Interest Income

Net interest income, CNB’s primary source of consolidated earnings, is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Other factors affecting net interest income included paying higher interest rates to attract depositors and extending credit with lower interest rates to attract borrowers. For the year ended December 31, 2007, interest income was $3.3 million and interest expense was $1.6 million. For the year ended December 31, 2006, interest income and interest expense were $2.5 million and $1.1 million, respectively. The increase in interest revenues and expenses were directly related to growth in loans and deposits and interest rate increases.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this importance and continues to review and consider areas where non-interest income can be increased. Non-interest income for the year ended December 31, 2007 was $232,000, compared to $260,000 for the year ended December 31, 2006. Main sources of non-interest income for the year ended December 31, 2007 were $123,000 from non-sufficient fund/overdraft accounts, $15,000 from fixed rate mortgage brokerage fees, $16,000 from shares owned in a local title insurance agency, and $32,000 from debit card and ATM activity. During the fourth quarter of 2007, the Company realized gains of $18,000 on the disposition of securities. The primary sources of non-interest income for the year ended December 31, 2006 were $120,000 from non-sufficient fund/overdraft accounts, $53,000 from fixed rate mortgage brokerage fees, $25,000 from shares owned in a local title insurance agency, and $22,000 from debit card and ATM activity. The primary decrease in non-interest income for 2007 as compared to 2006 was attributable to lower fixed rate mortgage broker fees resulting from the real estate market adjustment during 2007.

TABLE 3: Non-Interest Income

	Year Ended December 31,
(Dollars in thousands)	2007	2006
Service charges on deposit accounts	$15	$15
Other fees and commissions	134	130
Realized gain on sale of securities	18	—
Other operating income	65	115
Total non-interest income	$232	$260

Non-Interest Expense

Improving operating efficiency is as important to management as enhancing non-interest income. For the year ended December 31, 2007, major components of other operating expenses were ATM expense – $46,000, insurance – $32,000, and regulatory assessments – $26,000. The same major components for the year ended December 31, 2006 were $44,000, $24,000, and $19,000, respectively.

TABLE 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in thousands)	2007	2006
Personnel	$970	$792
Occupancy and equipment	148	141
Professional fees	184	136
Advertising	29	33
Computer services	128	109
Other operating expenses	275	226
Total non-interest expense	$1,734	$1,437

Summary of Loan Loss Experience

The allowance for loan losses is an estimate of the amount that will be adequate to provide for potential losses in CNB’s loan portfolio. Management’s methodology in evaluating the adequacy of the allowance for loan losses considers potential specific losses, as well as the volume, growth, composition, and loss history of the loan portfolio. General economic trends as well as any conditions affecting individual borrowers may also affect the level of loan losses. The allowance is periodically examined by bank regulators for adequacy. Examiners take into account factors such as the methodology used to calculate the allowance and the size of allowance in comparison to peer financial institutions.

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

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2007	2006
Allowance, beginning of period	$347	$275
Provision for loan losses	71	72
Loans charged off	(19)	(2)
Recoveries of loans previously charged off	1	2
Allowance, end of period	$400	$347

The allocation of the allowance at December 31, 2007 and 2006 and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	2007		2006
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Commercial and industrial	$72	10.38%	$27	11.83%
Real estate commercial	179	35.03	82	44.12
Real estate consumer	75	36.76	41	26.16
Consumer installment	63	17.83	66	17.89
Unallocated	11	N/A	131	N/A
Balance, December 31	$400	100.00%	$347	100.00%

Financial Condition

Summary

A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining profitability while maintaining an acceptable level of risk. At December 31, 2007, the Company had $42.9 million in total assets. Interest-earning assets and interest-bearing liabilities were $40.6 million and $32.5 million, respectively. At December 31, 2006, the Company had $41.4 million in total assets. Interest-earning assets were $38.9 million and interest-bearing liabilities were $30.8 million.

Loan Portfolio

CNB’s loan portfolio is its largest and most profitable component of earning assets, totaling 80.0% of interest-earning assets at December 31, 2007 and 72.0% at December 31, 2006. The Company, through the bank, engages in a wide range of lending activities, which include one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. CNB continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.

TABLE 7: Loan Portfolio

	December 31,
(Dollars in thousands)	2007	2006
Commercial and industrial	$3,117	$3,232
Real estate construction	3,281	1,480
Real estate mortgage:
Residential (1-4 family)	7,572	5,148
Home equity lines	1,101	695
Non-farm, non-residential (1)	11,391	12,350
Agricultural	258	80
Consumer installment	5,795	5,006
Total loans	$32,515	$27,991

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

Non-farm, non-residential loans are typically owner-occupied commercial buildings. At December 31, 2007, non-farm, non-residential loans were 35.0% of the total portfolio, compared to 44.1% at December 31, 2006. Commercial, industrial and agricultural loan portfolio consists of secured and unsecured loans to small businesses, comprising 10.4% and 11.8% of the total portfolio at December 31, 2007 and 2006, respectively.

CNB’s unfunded loan commitments totaled $5.0 million at December 31, 2007 and $3.3 million at December 31, 2006.

The following table reflects the maturity distribution of selected loan categories at December 31, 2007.

TABLE 8: Remaining Maturities of Selected Loan Categories

(Dollars in thousands)	Commercial and Industrial, Agricultural	Real Estate - Construction
Variable Rate:
Within 1 year	$1,766	$888
1 to 5 years	106	—
After 5 years	—	—
Fixed Rate:
Within 1 year	366	2,176
1 to 5 years	1,122	217
After 5 years	15	—
Total Maturities	$3,375	$3,281

Loans are placed on non-accrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that may require that additional provision for loan losses be charged against earnings. For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (OREO) and carried at the lower of the outstanding loan balance or the fair market value of the property less costs to sell based on current appraisals and other current market trends. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value less costs to sell, additional write downs of the property value are charged directly to operations.

Nonperforming assets consist of non-accrual loans, loans restructured due to debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure and repossession. Non-accrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Loans, whether secured or unsecured, are generally placed on non-accrual status when principal and/or interest is 90 days or more past due, or sooner if it is known or expected that the collection of all principal and/or interest is unlikely. Any loan past due 90 days or more, if not classified as non-accrual based on a determination of collectibility, is classified as a past-due loan. Other real estate owned is initially recorded at the lower of cost or estimated market value less costs to sell at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

The Company had nonperforming assets of four loans on non-accrual totaling $114,000 at December 31, 2007. One loan of $93,000 classified as non-accrual was also classified as impaired. There were no loans delinquent 90 days or more and still accruing interest or classified for regulatory purposes as loss or doubtful or other real estate owned. At December 31, 2006, the Company had nonperforming assets of one loan on non-accrual of $20,000, and delinquent loans of 90 days or more and still accruing of $42,000. At December 31, 2006, there were no loans classified for regulatory purposes as loss or doubtful or other real estate owned. There were no other loans classified for regulatory purposes as substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in our primary service area. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions of our primary service area. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2007.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Securities Portfolio

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity. Table 9 presents information pertaining to the composition of the securities portfolio. CNB manages its investment portfolio consistent with established policies that include guidelines for maturity distribution, rate sensitivity, and liquidity needs. The investment portfolio consists of securities available for sale, which may be sold in response to established policies. These securities are carried at estimated fair value, which was $7.8 million at December 31, 2007.

TABLE 9: Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$1,850	$1,854	4.65%
Maturing within 1 to 5 years	1,488	1,517	4.77
Maturing within 5 to 10 years	1,264	1,241	5.76
Maturing after 10 years	3,001	3,009	5.90
Total U.S. government agencies and corporations	7,603	7,621	5.30
Other securities, restricted, no maturity	199	199	4.95
Total securities	$7,802	$7,820	5.29%

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

Table 10 presents the average deposit balances and average rates paid for the periods ended December 31, 2007 and 2006. Table 11 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2007.

TABLE 10: Average Deposits and Rates Paid

	December 31,
	2007		2006
(In thousands)	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$3,062		$2,604
Interest bearing accounts:
Interest checking	922	0.98%	862	1.04%
Regular savings	1,362	1.17	1,326	1.21
Money market accounts	863	1.51	1,484	1.62
Time deposits:
$100,000 and greater	8,248	5.23	6,138	4.48
Under $100,000	21,930	4.97	17,899	4.37
Total interest bearing deposits	33,325	4.68%	27,709	3.99%
Total	$36,387		$30,983

TABLE 11: Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2007	$1,157	$1,703	$3,327	$3,797	$9,984	28.40%

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

Although maintaining and increasing deposits will serve as the primary source of liquidity, CNB maintains additional sources of liquidity through a federal funds line with Community Bankers Bank. At December 31, 2007, cash, federal funds sold, securities available for sale, and loans maturing within one year were 34.0% of total deposits and liabilities.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The primary technique for managing interest rate risk exposure is management of the interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated to mature or re-price within that same time period. During a period of rising interest rates, a “positive gap” implies that net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In a period of falling interest rates, the opposite effect on net income is likely to occur. Table 12 sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2007.

TABLE 12: Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$599	$1,255	$1,517	$4,250	$7,621
Loans	8,417	6,507	17,518	73	32,515
Federal funds sold	296	—	—	—	296
Total	$9,312	$7,762	$19,035	$4,323	$40,432
Cumulative totals	$9,312	$17,074	$36,109	$40,432

Interest Bearing Liabilities
Interest checking (1)	$1,147	$—	$—	$—	$1,147
Savings (1)	1,496	—	—	—	1,496
Money Market (1)	655	—	—	—	655
Time Deposits	3,625	16,550	9,001	—	29,176
Total	$6,923	$16,550	$9,001	$—	$32,474
Cumulative totals	$6,923	$23,473	$32,474	$32,474
Interest sensitivity gap	$2,389	$(8,788)	$10,034	$4,323	$7,958
Cumulative interest sensitivity gap	$2,389	$(6,399)	$3,635	$7,958
Cumulative interest sensitivity gap to total interest earning assets	5.91%	-15.83%	8.99%	19.68%

(1)	Non-maturity, interest sensitive, deposits are classified as repriceable within 0-3 months, under the assumption that rates are subject to change weekly, at the discretion of management.

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

At December 31, 2007, consolidated shareholder’s equity was $7.6 million or 17.8% of total assets. At December 31, 2006, consolidated shareholders’ equity was $7.4 million or 18.0% of total assets. The Company’s common stock had a tangible book value of $5.09 per share at December 31, 2007 and $4.97 per share at December 31, 2006.

TABLE 13: Capital Analysis

	December 31,
(In thousands)	2007	2006
Tier 1 Capital:
Common stock	$15	$15
Capital surplus	9,567	9,585
Retained earnings (deficit)	(1,963)	(2,126)
Total Tier 1 capital	7,619	7,474

Tier 2 Capital:
Allowance for loan losses	400	347
Total risk-based capital	$8,019	$7,821
Risk weighted assets	$32,750	$30,051
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	23.26%	24.87%
Total risk-based capital ratio	24.49%	26.03%
Tier 1 capital to average total assets	17.10%	19.11%

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2007 were unfulfilled loan commitments of $5.0 million. The Company had no standby letters of credit as of December 31, 2007.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are included in this Item 7:

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2007 and 2006.

2.	Consolidated Statements of Income for years ended December 31, 2007 and 2006.

3.	Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2007 and 2006.

4.	Consolidated Statements of Cash Flows for years ended December 31, 2007 and 2006.

5.	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2007	2006
Assets
Cash and due from banks	$868	$1,060
Federal funds sold	296	4,375
Securities available for sale, at fair value (amortized cost of $7,802 and $6,524 on December 31, 2007 and 2006)	7,820	6,497
Loans, net of allowance for loan losses of $400 and $347 on December 31, 2007 and 2006	32,115	27,644
Premises and equipment, net	1,500	1,587
Other assets	344	269
Total assets	$42,943	$41,432
Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,681	$3,037
Interest bearing deposits	32,474	30,753
Total deposits	35,155	33,790
Accrued interest payable	148	171
Other liabilities	3	24
Total liabilities	35,306	33,985
Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at December 31, 2007 and 1,497,429 shares at December 31, 2006	15	15
Additional paid-in capital	9,567	9,585
Retained earnings (deficit)	(1,963)	(2,126)
Accumulated other comprehensive income (loss)	18	(27)
Total shareholders’ equity	7,637	7,447
Total liabilities and shareholders’ equity	$42,943	$41,432

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except share and per share data)	2007	2006
Interest and Dividend Income
Loans, including fees	$2,710	$2,063
Investment securities, taxable	461	340
Federal funds sold	125	61
Total Interest and Dividend Income	3,296	2,464
Interest Expense
Deposits	1,559	1,106
Other borrowings	1	9
Total Interest Expense	1,560	1,115
Net Interest Income	1,736	1,349
Provision for Loan Losses	71	72
Net Interest Income after Provision for Loan Losses	1,665	1,277
Non-Interest Income
Service charges on deposit accounts	15	15
Other fees and commissions	134	130
Net realized gains on disposition of securities	18	—
Income from investment in title company	16	25
Mortgage broker fees	15	53
Other income	34	37
Total Non-Interest Income	232	260
Non-Interest Expense
Personnel	970	792
Occupancy and equipment	148	141
Professional fees	184	136
Advertising	29	33
Computer services	128	109
Other	275	226
Total Non-Interest Expense	1,734	1,437
Net Income	$163	$100
Earnings per share, basic	$0.11	$0.11
Earnings per share, diluted	$0.11	$0.10
Weighted average shares outstanding, basic	1,499,893	938,251
Weighted average shares outstanding, diluted	1,499,893	978,083

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007 and 2006

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

Exercise of warrants	2,998	—	20	—	—		20

Comprehensive income:
Net income	—	—	—	163	—	$163	163
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	63	—
Reclassification adjustment	—	—	—	—	—	(18)	—

Total other comprehensive income	—	—	—	—	45	$45	45

Total comprehensive income	—	—	—	—	—	$208	—

Cost associated with stock offering	—	—	(38)	—	—		(38)
Balance - December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637
Balance - December 31, 2005	564,937	$6	$5,564	$(2,226)	$(46)		$3,298

Comprehensive income:
Net income	—	—	—	100	—	$100	100
Other comprehensive income: unrealized gain on securities available for sale	—	—	—	—	19	19	19

Total comprehensive income	—	—	—	—	—	$119	—

Issuance of common stock	650,000	7	4,023	—	—		4,030

Effect of 3-for-2 stock split	282,492	2	(2)	—	—		—
Balance - December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$163	$100
Provision for loan losses	71	72
Depreciation and amortization	95	107
Net (accretion) of securities	(15)	(9)
Realized (gain) on securities	(18)	—
Changes in:
Interest receivable	(56)	(71)
Other assets	(20)	(17)
Interest payable	(23)	90
Other liabilities	(21)	3
Net cash provided by operating activities	176	275
Cash Flows From Investing Activities
Purchase of available for sale securities	(10,245)	(4,090)
Proceeds from sales, calls and maturities of available for sale securities	9,000	3,998
Purchase of property and equipment	(7)	(11)
Net increase in loans	(4,542)	(6,335)
Net cash (used in) investing activities	(5,794)	(6,438)
Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	(356)	16
Net increase in interest bearing deposits	1,721	4,354
Issuance of common stock	—	4,030
Cost associated with stock offering	(38)	—
Exercise of warrants	20	—
Net cash provided by financing activities	1,347	8,400
Net increase (decrease) in cash and cash equivalents	$(4,271)	$2,237
Cash and Cash Equivalents
Beginning	5,435	3,198
Ending	$1,164	$5,435
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,583	$1,025
Unrealized gain on available for sale securities	$45	$19

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of net deferred tax assets.

Stock Split

All share and per share information has been adjusted to reflect the 3-for-2 split affected on September 28, 2006.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company had no securities classified as held to maturity at December 31, 2007 and 2006.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Foreclosed Property

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the lower of the Bank’s cost or the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in net expenses from foreclosed assets. The Bank had no foreclosed assets at December 31, 2007 and 2006.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2007 and 2006, the Company expensed $29,000 and $33,000, respectively, for advertising costs.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires the costs resulting from all share-based payments be recognized in the financial statements. Prior to January 1, 2006, the Company accounted for the stock option plan and warrants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation was recognized during the years ended December 31, 2007 and 2006 as no options or warrants were granted or vested.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

NOTE 2: Securities

The amortized cost and fair value of securities available for sale as of December 31, 2007 and 2006 are as follows:

	December 31, 2007
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,589	$45	$(2)	$6,632
Corporate bonds	1,014	—	(25)	989
Other securities, restricted	199	—	—	199
	$7,802	$45	$(27)	$7,820

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,325	$3	$(30)	$6,298
Other securities, restricted	199	—	—	199

The amortized cost and estimated fair value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2007
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,850	$1,854
Due after one year through five years	1,488	1,517
Due after five through ten years	1,264	1,241
Due after ten years	3,001	3,009
Other securities, restricted	199	199
	$7,802	$7,820

At December 31, 2007 and 2006, securities with a carrying value of $1.5 million were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sales, maturities and the calls of securities available for sale in 2007 and 2006 were $9.0 million and $4.0 million, respectively. During 2007, the Company realized gains on the disposition of securities of $18,000. There were no realized gains or losses during 2006.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There are two accounts in the portfolio that have unrealized losses at December 31, 2007. These losses are relative to the market rates and the timing of purchases and are not a material concern. The Company has the ability and intent to hold these securities to maturity.

	December 31, 2007
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$—	$—	$248	$(2)
Corporate bonds	989	(25)	—	—

	December 31, 2006
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$2,468	$(10)	$1,230	$(20)

NOTE 3: Loans

The composition of loans is summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006
Loans secured by real estate:
Construction	$3,281	$1,480
Secured by 1-4 family residential	8,673	5,843
Non-farm, non-residential	11,391	12,350
Agricultural	258	80
Commercial and industrial loans	3,117	3,232
Loans to individuals	5,795	5,006
Total loans	32,515	27,991
Less: Allowance for loan losses	400	347
Net loans	$32,115	$27,644

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
(Dollars in thousands)	2007	2006
Balance, beginning	$347	$275
Provision charged to operating expense	71	72
Loans charged off	(19)	(2)
Recoveries of loans previously charged off	1	2
Balance, ending	$400	$347

December 31,
(Dollars in thousands)	2007
Impaired loans without a valuation allowance	$—
Impaired loans with a valuation allowance	93
Total impaired loans	$104
Valuation allowance related to impaired loans	59
Total non-accrual loans excluded from impaired loans	11
Total loans past-due ninety days and still accruing	—

Year ended December 31,
(Dollars in thousands)	2007
Average balance of impaired loans	$94
Interest income recognized on impaired loans	6
Cash-basis interest included in interest income	6

The Company had no impaired loans at December 31, 2006. No additional funds are committed to be advanced in connection with impaired loans

NOTE 5: Premises and Equipment

Premises and equipment as of December 31, 2007 and 2006 consists of the following:

(Dollars in thousands)	2007	2006
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	320	313
	1,874	1,867
Less accumulated depreciation	374	280
	$1,500	$1,587

Depreciation expense was $94,000 and $95,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6: Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 was $10.0 million and $6.6 million at December 31, 2006. At December 31, 2007, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2008	$20,174
2009	3,931
2010	4,688
2011	374
2012	9
$29,176

Overdrawn deposit accounts totaling $28,000 at December 31, 2007 and $122,000 at December 31, 2006 were reclassified from deposits to loans.

NOTE 7: Earnings per Share

At December 31, 2007, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,499,893. Basic and diluted earnings per share was $0.11 for the year ended December 31, 2007. Stock options outstanding of 86,027 shares and warrants outstanding of 91,125 shares were considered anti-dilutive and, therefore, had no impact.

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

	2007			2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	135,750	$6.67		135,750	$6.67
Granted	—	—		—	—
Exercised	(2,998)	6.67		—	—
Forfeited	(41,627)	6.67		—	—
Outstanding at end of year	91,125	$6.67	$—	135,750	$6.67
Warrants exercisable at end of year	91,125	$6.67	$—	135,750	$6.67

The aggregate intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the holders had they exercised their warrants on December 31, 2007.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)
$ 6.67	91,125	5.0

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations.

	2007			2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	86,027	$7.21		86,027	$7.21
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—
Outstanding at end of year	86,027	$7.21	$—	86,027	$7.21
Options exercisable at end of year	86,027	$7.21	$—	86,027	$7.21

The following table summarizes options outstanding at December 31, 2007.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	8.0	$6.67
8.33	1,500	6.5	8.33
8.67	21,902	8.0	8.67
$7.21	86,027	8.0	$7.21

NOTE 9: Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 with no impact on the financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

(Dollars in thousands)	2007	2006
Deferred tax assets
Pre-opening expenses	$11	$44
Allowance for loan losses	126	107
Net operating loss	504	559
Stock options	43	43
Other	3	2
Deferred tax assets	687	755

Deferred tax liabilities
Fixed assets, net	(10)	(22)
Less: Valuation allowance	(677)	(733)
Net deferred tax assets (liabilities)	$—	$—

The provision for income taxes charged to operations for the period ended December 31, 2007 and 2006, consists of the following:

(Dollars in thousands)	2007	2006
Current tax expense	$—	$—
Deferred tax expense	56	34
Change in valuation allowance	(56)	(34)
	$—	$—

Under the provisions of the Internal Revenue Code, the Company has approximately $1,481,000 of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire through December 31, 2025. The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

NOTE 10: Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan covering employees who are at least 18 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Company makes discretionary matching contributions equal to 50 percent of an employee’s compensation contributed to the Plan, up to 12 percent of the employee’s compensation. Employer contributions vest to the employee over a five-year period.

For the years ended December 31, 2007 and 2006, expense incurred related to this retirement plan was $34,000 and $28,000, respectively.

NOTE 11: Related Party Transactions

Loans to directors and officers totaled $1,646,000 and $1,355,000 at December 31, 2007 and 2006, respectively. New advances and repayments equaled $803,000 and $512,000 during 2007, respectively. Deposits of directors and officers totaled $555,000 and $618,000 at December 31, 2007 and 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2007 and 2006 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Consolidated	$8,019	24.49%	$2,620	8.00%	N/A	N/A
Bank	$7,674	23.43%	$2,620	8.00%	$3,275	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,619	23.26%	$1,310	4.00%	N/A	N/A
Bank	$7,274	22.21%	$1,310	4.00%	$1,965	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,619	17.10%	$1,783	4.00%	N/A	N/A
Bank	$7,274	16.32%	$1,783	4.00%	$2,228	5.00%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,821	26.03%	$2,404	8.00%	N/A	N/A
Bank	$7,394	24.60%	$2,404	8.00%	$3,005	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,474	24.87%	$1,202	4.00%	N/A	N/A
Bank	$7,047	23.45%	$1,202	4.00%	$1,803	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,474	19.11%	$1,564	4.00%	N/A	N/A
Bank	$7,047	18.02%	$1,564	4.00%	$1,955	5.00%

The Company and Bank may pay dividends only out of retained earnings. At December 31, 2007, no retained earnings were available for the payment of dividends.

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

As of December 31, 2007 and 2006, reserves of $50,000 were required as deposits with Community Bankers Bank.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed. At December 31, 2007 and 2006, the Company had unfunded commitments under lines of credit of $5.0 million and $3.3 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. At December 31, 2007 and 2006, the Company did not have any commitments to extend credit.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. At December 31, 2007 and 2006, the Company did not have any commercial or standby letters of credit.

The Company did not have deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2007 and 2006.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$1,164	$1,164	$5,435	$5,435
Securities	7,820	7,820	6,497	6,497
Loans, net	32,115	32,327	27,644	27,660
Accrued interest receivable	274	274	218	218
Financial liabilities:
Non-interest bearing deposits	2,681	2,681	3,037	3,037
Interest bearing deposits	32,474	32,693	30,753	30,864
Accrued interest payable	148	148	171	171

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

NOTE 15: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the years ended December 31,
(Dollars in thousands)	2007	2006
ATM expense	$46	$44
Insurance	32	24
Correspondent service charges	4	8
Regulatory assessments	26	19
Supplies and stationary	18	18
Taxes	46	11
Other	103	102
Total Other	$275	$226

NOTE 16: Parent Company Condensed Financial Information

Financial information for the parent company is as follows (dollars in thousands):

	December 31,
	2007	2006
Balance Sheets
Assets
Cash	$348	$444
Investments in subsidiary	7,292	7,020
Total Assets	$7,640	$7,464
Liabilities and shareholders’ equity
Other liabilities	$3	$17
Shareholders’ equity	7,637	7,447
Total liabilities and shareholders’ equity	$7,640	$7,464

	For the years ended December 31,
	2007	2006
Statements of Income
Equity in undistributed earnings of subsidiary	$228	$152
Other expenses	(65)	(52)
Net income	$163	$100

	For the year ended December 31,
	2007	2006
Statements of Cash Flows
Operating activities:
Net income	$163	$100
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in undistributed earnings of subsidiary	(228)	(152)
Increase (decrease) in other liabilities	(13)	9
Net cash (used in) operating activities	(78)	(43)
Investing activities:
Investment in subsidiary	—	(3,600)
Net cash (used in) investing activities	—	(3,600)
Financing activities:
Issuance of common stock	—	—
Cost associated with stock offering	(38)	—
Exercise of warrants	20	4,030
Net cash provided by (used in) financing activities	(18)	4,030
Net increase (decrease) in cash	(96)	387
Cash at beginning of year	444	57
Cash at end of year	$348	$444

NOTE 17: Stock Offering

During November 2006, the Company issued 650,000 shares of its common stock in a rights offering and public offering. Net proceeds totaled $4.0 million and has and will continue to be used by the Company for general corporate purposes, including future growth and expansion, and to increase the Company’s legal lending limit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CNB Bancorp, Inc.

Windsor, Virginia

We have audited the consolidated balance sheets of CNB Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of CNB Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 8A and accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 24, 2008

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information with respect to the Directors of the Company is contained on pages 2 through 6 of the 2008 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 10 of the 2008 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is contained on pages 6 through 8 of the 2008 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information contained on pages 6 through 8 of the 2008 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference. The information regarding Director compensation contained on page 8 of the 2008 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 8 through 10 of the 2008 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on page 10 of the 2008 Proxy Statement under the caption, “Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc. 2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown (2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

14.1	Code of Ethics (2)

21.1	Subsidiaries of CNB Bancorp, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on page 11 of the 2008 Proxy Statement under the caption, “Principal Accountant Fees and Services,” is incorporated herein by reference.

SIGN ATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
President & Chief Executive Officer

Date:	March 28, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Robert E. Spencer, Jr. as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oliver D. Creekmore	Director, President & Chief Executive Officer (principal executive officer)	March 20, 2008
Oliver D. Creekmore

/s/ D. C. Bowman	Director	March 20, 2008
D. C. Bowman

/s/ Allen E. Brown	Director	March 20, 2008
Allen E. Brown

/s/ Judy D. Brown	Director	March 20, 2008
Judy D. Brown

/s/ Brenton D. Burgess	Director	March 20, 2008
Brenton D. Burgess

/s/ Dorothy L. Dalton	Director	March 20, 2008
Dorothy L. Dalton

Signature	Title	Date

/s/ Harold F. Demsko	Director	March 20, 2008
Harold F. Demsko

/s/ Tommy J. Duncan	Director	March 20, 2008
Tommy J. Duncan

/s/ William E. Goodwin	Director	March 20, 2008
William E. Goodwin

/s/ Anna M. Nash	Director	March 20, 2008
Anna M. Nash

/s/ Susan W. O’Connell	Director	March 20, 2008
Susan W. O’Connell

/s/ Marcia C. Patterson	Director	March 20, 2008
Marcia C. Patterson

/s/ Gerald D. Scheimberg	Director	March 20, 2008
Gerald D. Scheimberg

/s/ Michael G. Smith	Director	March 20, 2008
Michael G. Smith

/s/ Robert E. Spencer, Jr.	Director	March 20, 2008
Robert E. Spencer, Jr.

/s/ Gene E. Worrell	Director	March 20, 2008
Gene E. Worrell

/s/ Lester A. Younkins	Director	March 20, 2008
Lester A. Younkins

/s/ Elizabeth T. Beale	Chief Financial Officer (principal accounting and financial officer)	March 20, 2008
Elizabeth T. Beale

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc. 2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

14.1	Code of Ethics(2)

21.1	Subsidiaries of the Company(2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.