Form 10-Q
period 2008-03-31
CNB BANCORP INC/VA
filed 2008-05-15
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: As of May 13, 2008, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2008 (unaudited)	December 31, 2007
Assets
Cash and due from banks	$595	$868
Federal funds sold	961	296
Securities available for sale, at fair value (amortized cost of $5,953 and $7,802 on March 31, 2008 and December 31, 2007)	5,951	7,820
Loans, net of allowance for loan losses of $393 and $400 on March 31, 2008 and December 31, 2007	32,769	32,115
Premises and equipment, net	1,489	1,500
Other assets	403	344

Total assets	$42,168	$42,943

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,475	$2,681
Interest bearing deposits	31,869	32,474

Total deposits	34,344	35,155
Accrued interest payable	139	148
Other liabilities	56	3

Total liabilities	34,539	35,306

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at March 31, 2008 and December 31, 2007	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(1,951)	(1,963)
Accumulated other comprehensive income (loss)	(2)	18

Total shareholders’ equity	7,629	7,637

Total liabilities and shareholders’ equity	$42,168	$42,943

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per share data)	2008	2007
Interest and Dividend Income
Loans, including fees	$668	$605
Investment securities, taxable	95	84
Federal funds sold	7	74

Total Interest and Dividend Income	770	763

Interest Expense
Deposits	354	362

Total Interest Expense	354	362

Net Interest Income	416	401

Provision for Loan Losses	10	3

Net Interest Income after Provision for Loan Losses	406	398

Non-Interest Income
Service charges on deposit accounts	3	4
Other fees and commissions	33	26
Income from investment in title company	3	4
Mortgage broker fees	2	9
Other income	9	9

Total Non-Interest Income	50	52

Non-Interest Expense
Personnel	251	245
Occupancy and equipment	40	37
Professional fees	44	43
Advertising	8	8
Computer services	26	27
Other	75	61

Total Non-Interest Expense	444	421

Net Income	$12	$29

Earnings per share, basic	$0.01	$0.02

Earnings per share, diluted	$0.01	$0.02

Weighted average shares outstanding, basic	1,500,427	1,498,262

Weighted average shares outstanding, diluted	1,500,427	1,498,262

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Comprehen- sive Income (Loss)	Total
Balance - December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637

Comprehensive loss:
Net income	—	—	—	12	—	$12	12
Other comprehensive income:
Unrealized loss on securities available for sale	—	—	—	—	(20)	(20)	(20)

Total comprehensive loss	—	—	—	—	—	$(8)	—

Balance - March 31, 2008	1,500,427	$15	$9,567	$(1,951)	$(2)		$7,629

Balance - December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447
Exercise of warrants	2,998	—	20	—	—		20
Comprehensive income:
Net income	—	—	—	29	—	$29	29
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	$29	—

Cost associated with stock offering	—	—	(38)	—	—		(38)

Balance - March 31, 2007	1,500,427	$15	$9,567	$(2,097)	$(27)		$7,458

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$12	$29
Provision for loan losses	10	3
Depreciation and amortization	26	23
Net (accretion) of securities	(1)	(4)
Changes in:
Interest receivable	(7)	(43)
Other assets	(54)	(21)
Interest payable	(9)	15
Other liabilities	53	37

Net cash provided by operating activities	30	39

Cash Flows From Investing Activities
Purchase of available for sale securities	—	(6,005)
Proceeds from sales, calls and maturities of available for sale securities	1,850	—
Purchase of property and equipment	(13)	(1)
Net increase in loans	(664)	(548)

Net cash provided by (used in) investing activities	1,173	(6,554)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	(206)	411
Net increase (decrease) in interest bearing deposits	(605)	3,403
Cost associated with stock offering	—	(38)
Exercise of warrants	—	20

Net cash provided by (used in) financing activities	(811)	3,796

Net increase (decrease) in cash and cash equivalents	$392	$(2,719)
Cash and Cash Equivalents
Beginning	1,164	5,435

Ending	$1,556	$2,716

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$363	$347

Unrealized gain (loss) on available for sale securities	$(20)	$29

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business Activities and Significant Accounting Policies

Business

CNB Bancorp, Inc. (the Company or CNB) is a Virginia bank holding company with a wholly owned subsidiary, Citizens National Bank (the Bank). The Bank is a national bank chartered under the laws of the United States located in Windsor, Virginia. On April 28, 2003, the Bank commenced operations on April 29, 2003.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007; the results of operations for the three month periods ended March 31, 2008 and 2007; changes in shareholders’ equity for the three months ended March 31, 2008 and 2007; and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2008 and December 31, 2007, are as follows:

	March 31, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$4,740	$76	$—	$4,816
Corporate bonds	1,014	—	(78)	936
Other securities, restricted	199	—	—	199

	$5,953	$76	$(78)	$5,951

	December 31, 2007
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,589	$45	$(2)	$6,632
Corporate bonds	1,014	—	(25)	989
Other securities, restricted	199	—	—	199

	$7,802	$45	$(27)	$7,820

Proceeds from available for sale securities that matured or were called by their issuers in the first three months of 2008 were $1.9 million. During the same period, there were no realized gains or losses.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates have risen. There is one account in the portfolio that has unrealized losses at March 31, 2008. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of value.

	March 31, 2008
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$936	$(78)	$—	$—

Note 3. Loans

The consolidated loan portfolio at March 31, 2008 and December 31, 2007 is composed of the following:

(Dollars in thousands)	March 31, 2008	Percentage	December 31, 2007	Percentage
Loans secured by real estate:
Construction and land development	$3,587	10.82%	$3,281	10.09%
Secured by 1-4 family residential	9,465	28.54%	8,673	26.67%
Nonfarm, nonresidential	11,644	35.11%	11,391	35.03%
Agricultural	118	0.36%	258	0.79%
Commercial and industrial loans	2,945	8.88%	3,117	9.59%
Loans to individuals	5,403	16.29%	5,795	17.82%

Total loans	$33,162	100.00%	$32,515	100.00%
Less: Allowance for loan losses	393		400

Loans, net	$32,769		$32,115

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2007	$400
Provision charged to operating expense	10
Loans recovered	1
Loans charged off	(18)

Balance, March 31, 2008	$393

At March 31, 2008, the Company had one loan in the amount of $93,000 on non-accrual status and classified as impaired. The Company had no loans past due 90 days and still accruing interest at March 31, 2008.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Land	$301	$301
Building	1,253	1,253
Furniture, fixtures and equipment	333	320

	1,887	1,874
Less accumulated depreciation	398	374

	$1,489	$1,500

Note 6. Earnings Per Share

For the three months ended March 31, 2008, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 86,027 shares and warrants outstanding of 91,125 shares were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive. For the three months ended March 31, 2007, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,498,262. Stock options outstanding of 86,027 shares and warrants outstanding of 117,000 shares were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At March 31, 2008, there were 86,027 options issued and outstanding, all of which were exercisable. No options were granted, exercised, or forfeited during the first three months of 2008. Options outstanding and exercisable had no intrinsic value at March 31, 2008. The following table summarizes options outstanding at March 31, 2008. Refer to Note 8 of the Company’s 2007 Form 10-KSB for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	7.75	$6.67
8.33	1,500	6.25	8.33
8.67	21,902	7.75	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first three months of 2008, no warrants were granted, exercised or forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at March 31, 2008 and are summarized in the following table. Refer to Note 8 of the Company’s 2007 Form 10-KSB for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	91,125	4.75	$6.67

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended March 31,
(Dollars in thousands)	2008	2007
ATM expense	$11	$11
Insurance	11	7
Correspondent service charges	3	—
Regulatory assessments	5	6
Supplies and stationary	4	5
Taxes	8	2
Other	33	30

Total Other	$75	$61

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward Looking Statements

Various statements contained in this quarterly report on Form 10-Q and the exhibits to this quarterly report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). In addition, various statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:

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

General Information

CNB Bancorp, Inc. (the Company or CNB) was organized on November 12, 2001 to serve as a holding company for Citizens National Bank (the Bank). Other than its investment in the Bank, the Company has no other material asset, nor does it conduct any other business activity. The Company is headquartered in Windsor, Virginia. The Bank is a community bank serving the County of Isle of Wight, the Cities of Franklin and Suffolk, and portions of Southampton, Surry and Sussex Counties with one full service branch, all within the state of Virginia.

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

Financial Condition

At March 31, 2008, CNB Bancorp, Inc. had total assets of $42.2 million compared to $42.9 million at December 31, 2007. During the first three months of 2008, total assets decreased by $700,000 when compared to total assets at December 31, 2007. The decrease in total assets is primarily due to a $1.8 million decrease in securities available-for-sale, offset by a $654,000 increase in net loans and a $665,000 decrease in federal funds sold resulting from a declining interest rate environment. At March 31, 2008, assets consisted principally of cash and cash equivalents of $1.6 million, $6.0 million in securities available for sale, $32.8 million in loans, net of allowance for loan losses, and $1.5 million in premises and equipment, net of accumulated depreciation.

Total liabilities at March 31, 2008 were $34.5 million, compared to $35.2 million at December 31, 2007. Total liabilities at March 31, 2008 consisted primarily of $2.5 million in non-interest bearing deposits and $31.9 million in interest bearing deposits. Non-interest bearing deposits decreased $206,000, or 7.2%, while interest bearing deposits decreased $605,000, or 1.7%, in the first three months of 2008.

As of March 31, 2008, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $5.9 million. At March 31, 2008, CNB had one loan totaling $93,000 classified as non-accrual and impaired. There were no other loans past due 90 days and still accruing.

Capital Resources

At March 31, 2008, consolidated shareholders’ equity was $7.6 million or 18.1% of total assets compared to $7.6 million or 17.8% of total assets at December 31, 2007. The Company’s common stock had a tangible book value of $5.08 and $5.09 per share at March 31, 2008 and December 31, 2007, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2008 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Capital (to Risk-Weighted Assets)
Consolidated	$8,024	24.08%	$2,666	8.00%	N/A	N/A
Bank	$7,691	23.08%	$2,666	8.00%	$3,332	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,631	22.90%	$1,333	4.00%	N/A	N/A
Bank	$7,298	21.90%	$1,333	4.00%	$1,999	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,631	17.88%	$1,707	4.00%	N/A	N/A
Bank	$7,298	17.10%	$1,707	4.00%	$2,133	5.00%

Results of Operations

CNB had net income of $12,000 and $29,000 for the quarters ended March 31, 2008 and 2007, respectively. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to reach and exceed the break-even point to support the level of infrastructure and staffing required for operation of the Bank.

Total interest income for the three month period ended March 31, 2008 was $770,000. Total interest expense for the three month period ended March 31, 2008 was $354,000. For the three months ended March 31, 2007, total interest income was $763,000, and total interest expense was $362,000. The increased interest income and decreased interest expense from 2007 to 2008 is indicative of growth and declining market rates, respectively.

Total non-interest income for the quarter ended March 31, 2008 was $50,000, consisting primarily of other fees and commissions. For the same period, total non-interest expense was $444,000. Personnel expense and occupancy and equipment expense accounted for 56.5% and 9.0% of non-interest expense, respectively. Non-interest income for the three months ended March 31, 2007 was $52,000, while non-interest expense was $421,000.

Liquidity and Interest Rate Sensitivity

During the fourth quarter of 2006, CNB completed an offering of 650,000 shares of its common stock in a rights and public offering. This offering raised $4.0 million, net of offering expenses, which has been and will be used for general corporate purposes, including future growth and expansion. CNB management believes it’s current working capital amount will be sufficient to fund the activities of the Bank on an ongoing basis. There can be no assurance, however, that CNB will achieve any particular level of profitability.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires an entity to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of March 31, 2008 were unfulfilled loan commitments totaling $5.9 million.

No losses are anticipated as a result of the foregoing commitments; therefore the Company does not expect a material effect on our consolidated financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which CNB or its subsidiary is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) Required 8-K Disclosures. None

(b) Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit
10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin

31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: May 15, 2008	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
Chief Executive Officer

DATE: May 15, 2008	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer