Form 10-Q
period 2008-06-30
CNB BANCORP INC/VA
filed 2008-08-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: As of August 11, 2008, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2008 (unaudited)	December 31, 2007

Assets
Cash and due from banks	$761	$868
Federal funds sold	—	296
Securities available for sale, at fair value (amortized cost of $7,202 and $7,802 on June 30, 2008 and December 31, 2007)	7,140	7,820
Loans, net of allowance for loan losses of $357 and $400 on June 30, 2008 and December 31, 2007	34,529	32,115
Premises and equipment, net	1,476	1,500
Other assets	407	344

Total assets	$44,313	$42,943

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	3,153	2,681
Interest bearing deposits	32,822	32,474

Total deposits	35,975	35,155
Federal funds purchased	561	—
Accrued interest payable	120	148
Other liabilities	22	3

Total liabilities	36,678	35,306

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at June 30, 2008 and December 31, 2007	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(1,885)	(1,963)
Accumulated other comprehensive income (loss)	(62)	18

Total shareholders’ equity	7,635	7,637

Total liabilities and shareholders’ equity	$44,313	$42,943

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except share and per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest and Dividend Income
Loans, including fees	$705	$673	$1,373	$1,278
Investment securities, taxable	79	135	174	219
Federal funds sold	3	27	10	101

Total Interest and Dividend Income	787	835	1,557	1,598

Interest Expense
Deposits	326	402	680	764
Other borrowings	2	1	2	1

Total Interest Expense	328	403	682	765

Net Interest Income	459	432	875	833

Provision for Loan Losses	15	18	25	21

Net Interest Income after Provision for Loan Losses	444	414	850	812

Non-Interest Income
Service charges on deposit accounts	4	4	7	8
Other fees and commissions	32	30	65	56
Net realized gains on disposition of securities	17	—	17	—
Income from investment in title company	5	4	8	8
Mortgage broker fees	3	—	5	9
Other income	9	7	18	16

Total Non-Interest Income	70	45	120	97

Non-Interest Expense
Personnel	249	247	500	492
Occupancy and equipment	33	38	73	75
Professional fees	44	50	88	93
Advertising	8	8	16	16
Computer services	23	24	49	51
Other	91	77	166	138

Total Non-Interest Expense	448	444	892	865

Net Income	$66	$15	$78	$44

Earnings per share, basic	$0.04	$0.01	$0.05	$0.03

Earnings per share, diluted	$0.04	$0.01	$0.05	$0.03

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427	1,500,427	1,499,350

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008 and 2007 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637

Comprehensive (loss):
Net income	—	—	—	78	—	$78	78
Other comprehensive (loss):
Unrealized loss on securities available for sale	—	—	—	—	—	(63)	—
Reclassification adjustment	—	—	—	—	—	(17)	—

Total other comprehensive (loss)	—	—	—	—	(80)	$(80)	(80)

Total comprehensive (loss)	—	—	—	—	—	$(2)	—

Balance - June 30, 2008	1,500,427	$15	$9,567	$(1,885)	$(62)		$7,635

Balance - December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

Exercise of warrants	2,998	—	20	—	—		20

Comprehensive (loss):
Net income	—	—	—	44	—	$44	44
Other comprehensive (loss):
Unrealized loss on securities available for sale	—	—	—	—	(116)	(116)	(116)

Total comprehensive (loss)	—	—	—	—	—	$(72)	—

Cost associated with stock offering	—	—	(38)	—	—		(38)

Balance - June 30, 2007	1,500,427	$15	$9,567	$(2,082)	$(143)		$7,357

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	For Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$78	$44
Provision for loan losses	25	21
Depreciation and amortization	46	47
Net (accretion) of securities	(3)	(15)
Realized (gain) on securities	(17)	—
Changes in:
Interest receivable	42	(78)
Other assets	(109)	(55)
Interest payable	(28)	(1)
Other liabilities	19	22

Net cash provided by (used in) operating activities	53	(15)

Cash Flows From Investing Activities
Purchase of available for sale securities	(2,000)	(8,995)
Proceeds from sales, calls and maturities of available for sale securities	2,620	6,000
Purchase of property and equipment	(18)	(2)
Net increase in loans	(2,439)	(3,266)

Net cash used in investing activities	(1,837)	(6,263)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	472	43
Net increase in interest bearing deposits	348	3,870
Net increase in federal funds purchased	561	—
Cost associated with stock offering	—	(38)
Exercise of warrants	—	20

Net cash provided by financing activities	1,381	3,895

Net decrease in cash and cash equivalents	$(403)	$(2,383)

Cash and Cash Equivalents
Beginning	1,164	5,435

Ending	$761	$3,052

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$710	$766

Unrealized (loss) on available for sale securities	$(80)	$(116)

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business Activities and Significant Accounting Policies

Business

CNB Bancorp, Inc. (the Company or CNB) is a Virginia bank holding company with a wholly owned subsidiary, Citizens National Bank (the Bank). The Bank is a national bank chartered under the laws of the United States located in Windsor, Virginia and commenced operations on April 29, 2003.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. In consolidation, all intercompany accounts and transactions have been eliminated. These statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007; the results of operations for the three and six month periods ended June 30, 2008 and 2007; changes in shareholders’ equity for the six months ended June 30, 2008 and 2007; and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of June 30, 2008 and December 31, 2007, are as follows:

(Dollars in thousands)	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,989	$27	$(20)	$5,996
Corporate bonds	1,014	—	(69)	945
Other securities, restricted	199	—	—	199

	$7,202	$27	$(89)	$7,140

(Dollars in thousands)	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,589	$45	$(2)	$6,632
Corporate bonds	1,014	—	(25)	989
Other securities, restricted	199	—	—	199

	$7,802	$45	$(27)	$7,820

Proceeds from available for sale securities that matured or were called by their issuers in the first six months of 2008 were $2.6 million. During the same period, there were realized gains of $17,000.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates have risen. There are two accounts in the portfolio that have unrealized losses at June 30, 2008. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of value.

(Dollars in thousands)	June 30, 2008
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$477	$(20)	$—	$—
Corporate bonds	$945	$(69)	$—	$—

Note 3. Loans

The consolidated loan portfolio at June 30, 2008 and December 31, 2007 is composed of the following:

(Dollars in thousands)	June 30, 2008	Percentage	December 31, 2007	Percentage
Loans secured by real estate:
Construction and land development	$5,093	14.60%	$3,281	10.09%
Secured by 1-4 family residential	9,658	27.68%	8,673	26.67%
Nonfarm, nonresidential	11,280	32.33%	11,391	35.03%
Agricultural	118	0.34%	258	0.79%
Commercial and industrial loans	3,138	9.00%	3,117	9.59%
Loans to individuals	5,599	16.05%	5,795	17.82%

Total loans	$34,886	100.00%	$32,515	100.00%
Less: Allowance for loan losses	357		400

Loans, net	$34,529		$32,115

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2007	$400
Provision charged to operating expense	25
Loans recovered	1
Loans charged off	(69)

Balance, June 30, 2008	$357

At June 30, 2008, the Company had two loans totaling $8,000 on non-accrual status and one loan in the amount of $46,000 on non-accrual status which was also classified as impaired. The Company had loans in the amount of $27,000 past due 90 days and still accruing interest at June 30, 2008.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Land	$301	$301
Building	1,255	1,253
Furniture, fixtures and equipment	336	320

	1,892	1,874
Less accumulated depreciation	416	374

	$1,476	$1,500

Note 6. Earnings Per Share

For the six months ended June 30, 2008, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 86,027 shares and warrants outstanding of 91,125 shares were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive. For the six months ended June 30, 2007, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,499,350. Stock options outstanding of 86,027 shares and warrants outstanding of 108,375 shares were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At June 30, 2008, there were 86,027 options issued and outstanding, all of which were exercisable. No options were granted, exercised, or forfeited during the first six months of 2008. Options outstanding and exercisable had no intrinsic value at June 30, 2008. The following table summarizes options outstanding at June 30, 2008. Refer to Note 8 of the Company’s 2007 Form 10-KSB for a full description of the plan.

Exercise Price	Options Outstanding and Exercisable
	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	7.50	$6.67
8.33	1,500	6.00	8.33
8.67	21,902	7.50	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first six months of 2008, no warrants were granted, exercised or forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at June 30, 2008 and are summarized in the following table. Refer to Note 8 of the Company’s 2007 Form 10-KSB for more information on the warrants.

Exercise Price	Warrants Outstanding and Exercisable
	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	91,125	4.50	$6.67

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
ATM expense	$11	$11	$22	$22
Insurance	10	5	21	12
Correspondent service charges	3	2	6	2
Regulatory assessments	7	7	12	13
Supplies and stationary	1	1	5	6
Taxes	14	12	22	14
Other	45	39	78	69

Total Other	$91	$77	$166	$138

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2008 continues to be a challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world-wide economic downturn that surfaced in 2007, we are more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. While we do not expect to have the significant write-offs that some other institutions are having, the economic environment that has been created may influence the ability of some of our customers to repay their loans. The fast downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

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

The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards. Since the Company has only been in operation since April 29, 2003 and did not show a profit during 2003, 2004, or 2005, it is management’s opinion that it is prudent at this time to only recognize the deferred tax asset to the extent that income tax benefits are realized. The Company has determined that since it does not have a proven earnings record, it is more likely than not that some portion of the deferred tax asset may not be realized. Management annually assesses the need for a valuation allowance.

Financial Condition

At June 30, 2008, CNB Bancorp, Inc. had total assets of $44.3 million compared to $42.9 million at December 31, 2007. During the first six months of 2008, total assets increased by $1.4 million when compared to total assets at December 31, 2007. The increase in total assets is primarily due to a $680,000 decrease in securities available-for-sale, offset by a $2.4 million increase in net loans and a $296,000 decrease in federal funds sold resulting from loan growth and a competitive and volatile deposit interest rate environment. At June 30, 2008, assets consisted principally of cash and cash equivalents of $761,000, $7.1 million in securities available for sale, $34.5 million in loans, net of allowance for loan losses, and $1.5 million in premises and equipment, net of accumulated depreciation.

Total liabilities at June 30, 2008 were $36.7 million, compared to $35.3 million at December 31, 2007. Total liabilities at June 30, 2008 consisted primarily of $3.2 million in non-interest bearing deposits and $32.8 million in interest bearing deposits. Non-interest bearing deposits increased $472,000, or 17.6%, while interest bearing deposits increased $348,000, or 1.1%, in the first six months of 2008.

As of June 30, 2008, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $6.3 million. At June 30, 2008, CNB had one loan totaling $46,000 classified as non-accrual and impaired and two loans totaling $8,000 classified as non-accrual. Other loans past due 90 days and still accruing totaled $27,000.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for possible losses in the loan portfolio. In determining adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. (See the Allowance for Loan Losses discussion under Critical Accounting Policies earlier in this section.)

Total nonperforming assets, which consist of nonaccrual loans and loans past due 90 days and still accruing interest were $81,000 at June 30, 2008 and $114,000 at December 31, 2007. The slow economy has adversely affected collateral values and our customer’s ability to pay, subjecting the Company to the same risks all financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

Total loan charge-offs, less recoveries, for the six months ended June 30, 2008, amounted to $68,000 compared to $14,000 for the comparable 2007 period. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is confident the Company can successfully manage through the economic downturn.

The allowance for loan losses of $357,000 representing 1.02% of gross loans, at June 30, 2008 decreased $43,000 compared to $400,000, or 1.23% of gross loans, at December 31, 2007. The decrease in allowance is attributable to a charge-off in 2008 which was a specific reserve at December 31, 2007. The Company continues to assess adequate reserve levels in accordance with interagency guidance in anticipation of a potential recessionary economic environment in the second half of 2008.

Capital Resources

At June 30, 2008, consolidated shareholders’ equity was $7.6 million or 17.2% of total assets compared to $7.6 million or 17.8% of total assets at December 31, 2007. The Company’s common stock had a tangible book value of $5.08 and $5.09 per share at June 30, 2008 and December 31, 2007, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2008 compared to minimum ratios required by regulation.

(Dollars in thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Capital (to Risk-Weighted Assets)
Consolidated	$8,054	22.57%	$2,855	8.00%	N/A	N/A
Bank	$7,734	21.67%	$2,855	8.00%	$3,569	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,696	21.56%	$1,428	4.00%	N/A	N/A
Bank	$7,377	20.67%	$1,428	4.00%	$2,141	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,696	17.97%	$1,713	4.00%	N/A	N/A
Bank	$7,377	17.22%	$1,713	4.00%	$2,142	5.00%

Results of Operations

CNB had net income of $78,000 and $44,000 for the six months ended June 30, 2008 and 2007, respectively. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to reach and exceed the break-even point to support the level of infrastructure and staffing required for operation of the Bank.

Total interest income for the three month and six month periods ended June 30, 2008 was $787,000 and $1.6 million, respectively. Total interest expense for the three and six month periods ended June 30, 2008 was $328,000 and $682,000, respectively. For the three months ended June 30, 2007, total interest income was $835,000, and total interest expense was $403,000. For the six month period ended June 30, 2007, total interest income and total interest expense were $1.6 million and $765,000. The stable interest income and decreased interest expense from 2007 to 2008 is indicative of asset/liability management and declining market rates. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin increased from 4.02% during the first six months of 2007 to 4.30% for the same period in 2008. During the period beginning September 18, 2007 and ending March 18, 2008, the Federal Open Market Committee reduced the target federal funds rate by 300 basis points. This reduction in rates is generally expected to have an adverse effect on the net interest margin throughout 2008; however the Company has been able to retain its margin by re-pricing high cost deposits at current market rates, effectively reducing interest expense. The Company’s net interest margin for the three months ended June 30, 2008 was 4.52% compared with 4.06% for the three months ended June 30, 2007.

Total non-interest income for the quarter ended June 30, 2008 was $70,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $448,000. Personnel expense and occupancy and equipment expense accounted for 55.6% and 7.4% of non-interest expense, respectively. Non-interest income for the three months ended June 30, 2007 was $45,000, while non-interest expense was $444,000. For the six month period ended June 30, 2008, non-interest income was $120,000 and non-interest expense was $892,000. For the same period in 2007, non-interest income and non-interest expense were $97,000 and $865,000, respectively

Liquidity and Interest Rate Sensitivity

During the fourth quarter of 2006, CNB completed an offering of 650,000 shares of its common stock in a rights and public offering. This offering raised $4.0 million, net of offering expenses, which has been and will be used for general corporate purposes, including future growth and expansion. CNB management believes its current working capital amount will be sufficient to fund the activities of the Bank on an ongoing basis. There can be no assurance, however, that CNB will achieve any particular level of profitability.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires an entity to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of June 30, 2008 were unfulfilled loan commitments totaling $6.3 million.

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

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2008.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on May 3, 2007.

(b)	The following directors were elected at the annual meeting to serve until the annual meeting of shareholders in the year 2011:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
Allen E. Brown	1,129,774	22,425	—
Brenton D. Burgess	1,151,749	450	—
Anna M. Nash	1,139,449	12,750	—
Marcia C. Patterson	1,117,174	35,025	—
Gerald D. Schiemberg	1,142,229	9,900	—
Susan W. O’Connell	1.152,049	150	—
Lester A. Younkins	1,123,999	28,200	—

The following director was elected at the annual meeting to serve until the annual meeting of shareholders in the year 2009:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
Dorothy L. Dalton	1,129,174	23,025	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Name	Year
Tommy J. Duncan	2009
Michael G. Smith	2009

Robert E. Spencer, Jr.	2009
D. C. Bowman	2010
Judy D. Brown	2010
Oliver D. Creekmore	2010
Harold F. Demsko	2010
William E. Goodwin	2010
Gene Worrell	2010

(c)	There were no other matters voted upon by the shareholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit
31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: August 14, 2008	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
Chief Executive Officer

DATE: August 14, 2008	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer