Form 10-Q
period 2008-09-30
CNB BANCORP INC/VA
filed 2008-11-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 10, 2008, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2008 (unaudited)	December 31, 2007
Assets
Cash and due from banks	$701	$868
Federal funds sold	472	296
Securities available for sale, at fair value (amortized cost of $5,701 and $7,802 on September 30, 2008 and December 31, 2007)	5,521	7,820
Loans, net of allowance for loan losses of $340 and $400 on September 30, 2008 and December 31, 2007	35,450	32,115
Premises and equipment, net	1,459	1,500
Other assets	424	344

Total assets	$44,027	$42,943

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,449	$2,681
Interest bearing deposits	33,822	32,474

Total deposits	36,271	35,155
Accrued interest payable	115	148
Other liabilities	64	3

Total liabilities	36,450	35,306

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at September 30, 2008 and December 31, 2007	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(1,825)	(1,963)
Accumulated other comprehensive income (loss)	(180)	18

Total shareholders’ equity	7,577	7,637

Total liabilities and shareholders’ equity	$44,027	$42,943

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share data)	2008	2007	2008	2007
Interest and Dividend Income
Loans, including fees	$705	$703	$2,078	$1,981
Investment securities, taxable	77	128	251	347
Federal funds sold	—	11	10	112

Total Interest and Dividend Income	782	842	2,339	2,440

Interest Expense
Deposits	312	401	992	1,165
Other borrowings	3	—	5	1

Total Interest Expense	315	401	997	1,166

Net Interest Income	467	441	1,342	1,274

Provision for Loan Losses	30	18	55	39

Net Interest Income after Provision for Loan Losses	437	423	1,287	1,235

Non-Interest Income
Service charges on deposit accounts	3	3	10	11
Other fees and commissions	35	39	100	95
Net realized gains on disposition of securities	9	—	26	—
Income from investment in title company	4	4	12	12
Mortgage broker fees	—	3	5	12
Other income	10	9	28	25

Total Non-Interest Income	61	58	181	155

Non-Interest Expense
Personnel	246	246	746	738
Occupancy and equipment	32	38	105	113
Professional fees	40	49	128	142
Advertising	10	8	26	24
Computer services	21	31	70	82
Other	89	81	255	219

Total Non-Interest Expense	438	453	1,330	1,318

Net Income	$60	$28	$138	$72

Earnings per share, basic and diluted	$0.04	$0.02	$0.09	$0.05

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427	1,500,427	1,499,713

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008 and 2007 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637
Comprehensive (loss):
Net income	—	—	—	138	—	$138	138
Other comprehensive (loss):
Unrealized loss on securities available for sale	—	—	—	—	—	(172)	—
Reclassification adjustment	—	—	—	—	—	(26)	—

Total other comprehensive (loss)	—	—	—	—	(198)	$(198)	(198)

Total comprehensive (loss)	—	—	—	—	—	$(60)	—

Balance - September 30, 2008	1,500,427	$15	$9,567	$(1,825)	$(180)		$7,577

Balance - December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

Exercise of warrants	2,998	—	20	—	—		20

Comprehensive income:
Net income	—	—	—	72	—	$72	72
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	6	6	6

Total comprehensive income	—	—	—	—	—	$78	—

Cost associated with stock offering	—	—	(38)	—	—		(38)

Balance - September 30, 2007	1,500,427	$15	$9,567	$(2,054)	$(21)		$7,507

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$138	$72
Provision for loan losses	55	39
Depreciation and amortization	66	70
Net (accretion) of securities	(4)	(16)
Realized (gain) on securities	(26)	—
Changes in:
Interest receivable	—	(150)
Other assets	(87)	(29)
Interest payable	(33)	(18)
Other liabilities	61	38

Net cash provided by operating activities	170	6

Cash Flows From Investing Activities
Purchase of available for sale securities	(2,497)	(9,245)
Proceeds from sales, calls and maturities of available for sale securities	4,628	6,500
Purchase of property and equipment	(18)	(4)
Net increase in loans	(3,390)	(4,319)

Net cash used in investing activities	(1,277)	(7,068)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	(232)	38
Net increase in interest bearing deposits	1,348	3,427
Cost associated with stock offering	—	(38)
Exercise of warrants	—	20

Net cash provided by financing activities	1,116	3,447

Net increase (decrease) in cash and cash equivalents	$9	$(3,615)
Cash and Cash Equivalents
Beginning	1,164	5,435

Ending	$1,173	$1,820

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,030	$1,184

Unrealized gain (loss) on available for sale securities	$(198)	$6

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007; the results of operations for the three and nine month periods ended September 30, 2008 and 2007; changes in shareholders’ equity for the nine months ended September 30, 2008 and 2007; and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of September 30, 2008 and December 31, 2007, are as follows:

	September 30, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$4,489	$16	$(30)	$4,475
Corporate bonds	1,013	—	(166)	847
Other securities, restricted	199	—	—	199

	$5,701	$16	$(196)	$5,521

	December 31, 2007
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,589	$45	$(2)	$6,632
Corporate bonds	1,014	—	(25)	989
Other securities, restricted	199	—	—	199

	$7,802	$45	$(27)	$7,820

Proceeds from available for sale securities that matured or were called by their issuers in the first nine months of 2008 were $4.6 million. During the same period, there were realized gains of $26,000.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates have risen. There are three accounts in the portfolio that have unrealized losses at September 30, 2008. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. At September 30, 2008, there had been no downgrades in the portfolio investment ratings The Company has the ability and intent of holding these securities until maturity or recovery of value.

	September 30, 2008
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$2,469	$(30)	$—	$—
Corporate bonds	$847	$(166)	$—	$—

Note 3. Loans

The consolidated loan portfolio at September 30, 2008 and December 31, 2007 is composed of the following:

(Dollars in thousands)	September 30, 2008	Percentage	December 31, 2007	Percentage
Loans secured by real estate:
Construction and land development	$5,280	14.75%	$3,281	10.09%
Secured by 1-4 family residential	9,874	27.59%	8,673	26.67%
Nonfarm, nonresidential	11,832	33.06%	11,391	35.03%
Agricultural	54	0.15%	258	0.79%
Commercial and industrial loans	3,325	9.29%	3,117	9.59%
Loans to individuals	5,425	15.16%	5,795	17.82%

Total loans	$35,790	100.00%	$32,515	100.00%
Less: Allowance for loan losses	340		400

Loans, net	$35,450		$32,115

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2007	$400
Provision charged to operating expense	55
Loans recovered	3
Loans charged off	(118)

Balance, June 30, 2008	$340

At September 30, 2008, the Company had no loans classified as non-accrual or as impaired. The Company had loans in the amount of $41,000 past due 90 days and still accruing interest at September 30, 2008.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Land	$301	$301
Building	1,255	1,253
Furniture, fixtures and equipment	336	320

	1,892	1,874
Less accumulated depreciation	433	374

	$1,459	$1,500

Note 6. Earnings Per Share

For the nine months ended September 30, 2008, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 86,027 shares and warrants outstanding of 91,125 shares were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive. For the nine months ended September 30, 2007, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,499,713. Stock options outstanding of 86,027 shares and warrants outstanding of 100,875 shares were excluded from the calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At September 30, 2008, there were 86,027 options issued and outstanding, all of which were exercisable. No options were granted, exercised, or forfeited during the first nine months of 2008. Options outstanding and exercisable had no intrinsic value at September 30, 2008. The following table summarizes options outstanding at September 30, 2008. Refer to Note 8 of the Company’s 2007 Form 10-KSB for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	7.25	$6.67
8.33	1,500	5.75	8.33
8.67	21,902	7.25	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first nine months of 2008, no warrants were granted, exercised or forfeited. All of the remaining warrants are held by the organizing directors of the Company and are fully vested. Warrants outstanding and exercisable had no intrinsic value at September 30, 2008 and are summarized in the following table. Refer to Note 8 of the Company’s 2007 Form 10-KSB for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	91,125	4.25	$6.67

Note 9: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
ATM expense	$8	$12	$30	$34
Insurance	11	13	32	25
Correspondent service charges	2	1	8	3
Regulatory assessments	7	7	19	20
Supplies and stationary	8	8	13	14
Taxes	16	15	38	29
Other	37	25	115	94

Total Other	$89	$81	$255	$219

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Like most financial institutions, our profitability depends largely upon net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings by the bank. Our results of operations are also affected by our provision for loan losses; non-interest expenses, such as salaries, employee benefits, and occupancy expenses; and non-interest income, such as mortgage loan fees and service charges on deposit accounts.

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2008 continues to be a challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline, as seen in many business cycles in the past, this process would be relatively straight forward, but in the world-wide economic downturn that surfaced in 2007, we are more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. While we do not expect to have the significant write-offs that some other institutions are having, the economic environment that has been created may influence the ability of some of our customers to repay their loans. The fast downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

Financial Condition

At September 30, 2008, CNB Bancorp, Inc. had total assets of $44.0 million compared to $42.9 million at December 31, 2007. During the first nine months of 2008, total assets increased by $1.1 million when compared to total assets at December 31, 2007. The increase in total assets is primarily due to a $2.3 million decrease in securities available-for-sale, offset by a $3.3 million increase in net loans and a $176,000 increase in federal funds sold resulting from loan growth and a competitive and volatile deposit interest rate environment. At September 30, 2008, assets consisted principally of cash and cash equivalents of $1.2 million, $5.5 million in securities available for sale, $35.5 million in loans, net of allowance for loan losses, and $1.5 million in premises and equipment, net of accumulated depreciation.

Total liabilities at September 30, 2008 were $36.5 million, compared to $35.3 million at December 31, 2007. Total liabilities at September 30, 2008 consisted primarily of $2.4 million in non-interest bearing deposits and $33.8 million in interest bearing deposits. Non-interest bearing deposits decreased $232,000, or 8.7%, while interest bearing deposits increased $1.3 million, or 4.2%, in the first nine months of 2008.

As of September 30, 2008, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $6.1 million. At September 30, 2008, CNB had no loans classified as non-accrual or impaired. Other loans past due 90 days and still accruing totaled $41,000.

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

Total nonperforming assets, which consist of nonaccrual loans and loans past due 90 days and still accruing interest were $41,000 at September 30, 2008 and $114,000 at December 31, 2007. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to the same risks all financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

Total loan charge-offs, less recoveries, for the nine months ended September 30, 2008, amounted to $115,000 compared to $14,000 for the comparable 2007 period. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is confident the Company can successfully manage through the economic downturn.

The allowance for loan losses of $340,000 representing 0.95% of gross loans, at September 30, 2008 decreased $60,000 compared to $400,000, or 1.23% of gross loans, at December 31, 2007. The decrease in allowance is attributable to a charge-off in 2008 which was a specific reserve at December 31, 2007. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on increasing the qualitative, subjective factor weighting to ensure adequate reserves in anticipation of a potential recessionary economic environment in the fourth quarter of 2008 and beyond.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. CNB can obtain these funds by converting assets to cash, by attracting new deposits, or by seeking alternate sources of funding such as those provided by the Federal Home Loan Bank. The Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity. Other sources of liquidity include two operating lines of credit which total $1.9 million and the conversion of the investment portfolio to cash.

Capital Resources

At September 30, 2008, consolidated shareholders’ equity was $7.6 million or 17.2% of total assets compared to $7.6 million or 17.8% of total assets at December 31, 2007. The Company’s common stock had a tangible book value of $5.05 and $5.09 per share at September 30, 2008 and December 31, 2007, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2008 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets)
Consolidated	$8,097	22.37%	$2,896	8.00%	N/A	N/A
Bank	$7,790	21.52%	$2,896	8.00%	$3,620	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,756	21.43%	$1,448	4.00%	N/A	N/A
Bank	$7,449	20.58%	$1,448	4.00%	$2,172	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,756	17.84%	$1,739	4.00%	N/A	N/A
Bank	$7,449	17.14%	$1,739	4.00%	$2,173	5.00%

Results of Operations

CNB had net income of $138,000 and $72,000 for the nine months ended September 30, 2008 and 2007, respectively. Factors such as controlled asset growth and non-interest expenditures, interest rate environment changes, and non-interest income have combined to provide the necessary income to reach and exceed the break-even point to support the level of infrastructure and staffing required for operation of the Bank.

Total interest income for the three month and nine month periods ended September 30, 2008 was $782,000 and $2.3 million, respectively. Total interest expense for the three and nine month periods ended September 30, 2008 was $315,000 and $997,000, respectively. For the three months ended September 30, 2007, total interest income was $842,000, and total interest expense was $401,000. For the nine month period ended September 30, 2007, total interest income and total interest expense were $2.4 million and $1.2 million. The stable interest income and decreased interest expense from 2007 to 2008 is indicative of asset/liability management and declining market rates. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin increased from 4.08% during the first nine months of 2007 to 4.38% for the same period in 2008. During the period beginning September 18, 2007 and ending October 29, 2008, the Federal Open Market Committee reduced the target federal funds rate by 425 basis points. This reduction in rates is generally expected to have an adverse effect on the net interest margin throughout 2008; however the Company has been able to retain its margin by re-pricing high cost deposits at current market rates, effectively reducing interest expense. The Company’s net interest margin for the three months ended September 30, 2008 was 4.54% compared with 4.17% for the three months ended September 30, 2007.

Total non-interest income for the quarter ended September 30, 2008 was $61,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $438,000. Personnel expense and occupancy and equipment expense accounted for 56.2% and 7.3% of non-interest expense, respectively. Non-interest income for the three months ended September 30, 2007 was $58,000, while non-interest expense was $453,000. For the nine month period ended September 30, 2008, non-interest income was $181,000 and non-interest expense was $1.3 million. For the same period in 2007, non-interest income and non-interest expense were $155,000 and $1.3 million, respectively

Off-Balance Sheet Arrangements

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of September 30, 2008 were unfulfilled loan commitments totaling $6.1 million.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNB BANCORP, INC.
(Registrant)

DATE: November 14, 2008	BY:	/s/ Oliver D. Creekmore
Oliver D. Creekmore
Chief Executive Officer

DATE: November 14, 2008	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer