Form 10-K
period 2008-12-31
CNB BANCORP INC/VA
filed 2009-03-26
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2008

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

Registrant’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par.

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2008 was $3,809,669. This calculation is based upon an estimate of the fair market value of the Company’s common stock at $3.30 per share, which was the price of the last trade of which management is aware prior to this date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 16, 2009, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 31, 2009 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 30, 2009, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

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

In September, 2006, the Company completed a 3-for-2 stock split, followed by an offering of 650,000 shares of its common stock in a rights offering and a public offering. The offering raised $4.0 million, net of offering expenses. The Company used the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit. The funds will also be used for general corporate purposes, including future growth and expansion. Also during 2006, CNB Bancorp, Inc. common stock began trading on the OTC Bulletin Board with the symbol CNBV.

We chose our holding company structure because we believe it provides flexibility that would not otherwise be available to us. Subject to Federal Reserve debt guidelines, through a holding company structure, we can assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, a holding company may engage in activities that are financial in nature or incidental or complementary to a financial activity including some insurance transactions, real estate development activities and merchant banking activities, which a bank may not engage in. Although we do not presently intend to engage in these types of activities, we will be able to do so with a proper notice or filing to the Federal Reserve if we believe that there is a need for these services in our market area and that these activities could be profitable.

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

As of December 31, 2008, our primary service area was serviced by 14 financial institutions with 41 banking offices, and there was only one other bank operating in the Town of Windsor. Almost all of the financial institutions operating within our primary service area are large national, regional or super-regional banks. With the exception of two local banks, Farmers Bank and SuffolkFirst Bank, none of these financial institutions are headquartered in our primary service area.

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

Lending Policy. The Bank aggressively seeks creditworthy borrowers within its primary service area. As of December 31, 2008, the Bank’s loan portfolio was comprised of the following:

Loan Classification	Percentage of Total Loans
Real estate-related loans	76.2%

Commercial loans	9.2%

Consumer loans	14.6%

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

Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and non-farm, non-residential loans secured by real estate (typically owner-occupied commercial buildings). The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 80%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 90% of the as-built appraised value or 100% of project cost. The Bank also offers home equity lines of credit, which equaled approximately 2.4% of the Bank’s total loans, as of December 31, 2008, and have interest rate terms that are variable rather than fixed.

As of December 31, 2008, approximately 31.1% of the Bank’s real estate-related loans had interest rate terms that were variable or carried a term of 12 months or less. Additionally, the terms of the Bank’s real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder’s ability to sell the home to a buyer, the buyer’s ability to obtain permanent financing and the construction project’s ability to produce income in the interim.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to medium-size businesses whose demands for funds fall within the legal lending limits of the Bank. The Bank’s commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank’s commercial loans as of December 31, 2008, approximately 54.0% were adjustable-rate loans or mature within one year and 46.0% had maturities extending beyond 12 months but less than 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Almost all of the Bank’s consumer loans are fixed rate loans with maturities ranging from 3 to 5 years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

Investments. In addition to its loan operations, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities such as corporate bonds. The Bank also may invest in certificates of deposits in other financial institutions. The amount invested in such time deposits, as viewed on an institution by institution basis, generally would not exceed $250,000; therefore, being fully insured by the FDIC. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank’s investment policies.

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

Other Banking Services. In addition to its lending and deposit products and services, the Bank offers internet banking, commercial cash management, bill pay, commercial deposit capture, mortgage brokering, debit cards, travelers’ checks, notary public services, wire services, safe deposit box rental, ATM services, On-Call telephone banking, and other traditional bank services to its customers.

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

Employees. As of December 31, 2008, the Bank had a total of 17 full time equivalent employees. CNB does not have any employees who are not also employees of Citizens National Bank.

Reports to Security Holders. The public may read and copy any materials the Company has filed with the Securities Exchange Commission (the “SEC”) at the Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. Information on the operation of the SEC Public Reference Room may by obtained by calling 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information free of charge regarding the Company’s filings. The Bank’s website, www.cnbva.com, contains a link directly to Company SEC filings.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide general regulatory oversight of their operations. These laws and regulations are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when, and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets;

•	and under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, or substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

The Bank

Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which their main office is located. Under current Virginia law, the Bank may open branch offices throughout Virginia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank will generally be able to acquire banking operations in Virginia. Furthermore, federal legislation has been passed which permits interstate branching. These laws permit out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The other capital categories are well capitalized, adequately capitalized, and undercapitalized. As of December 31, 2008, the Bank qualified for the well-capitalized

A “well-capitalized” bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.

FDIC Insurance Assessments. The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, Risk Category I, rates vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. For 2008, assessments ranged from 5 to 43 cents per $100 of deposits, depending on the institution’s risk category, capital group and supervisory subgroup. Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits. Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively.

Because the Deposit Insurance Fund reserve fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments. As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits. Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system. Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits. Risk Categories II, III, and IV will be have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively. These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits. As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits. Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program. Under the Temporary Liquidity Guarantee Program, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. On December 5, 2008, the Bank opted-out of the Debt Guarantee component of the TLGP. The Bank’s decision to opt-out was based, among other factors, on our belief that the costs associated with this component outweighed the potential benefits.

The Transaction Account Guarantee Program. Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009. For the eligible non-interest-bearing transaction deposit accounts (including accounts swept from a non-interest bearing transaction account into an non-interest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to non-interest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. On December 5, 2008, the Bank opted-out of the Transaction Account Guarantee component of the TLGP. The Bank’s decisions to opt-out was based, among other factors, on our belief that the costs associated with this component outweighed the potential benefits.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the following:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Because the Company’s consolidated total assets are less than $500 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated deposit institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008, our consolidated ratio of total capital to risk-weighted assets was 22.5% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 21.2%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, our consolidated leverage ratio was 17.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

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

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

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

ITEM 1A.	RISK FACTORS

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. The Risk Factors are not required for smaller reporting companies, however we believe this information is useful to our shareholders in the current economic environment.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2008, approximately 76.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. In a market with reduced real estate values, our earnings and capital could be adversely affected if we are required to liquidate the collateral securing a loan to satisfy the debt. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations to us. We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control. These future losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.

As a community bank, losses on a few large loans or lending relationships can cause significant volatility in earnings.

Due to our limited size, individual loan values can be large relative to our earnings for a particular period. If a few relatively large loan relationships become non-performing in a period and we are required to increase our loan loss reserves, or to write off principal or interest relative to such loans, the operating results for that period could be significantly adversely affected. The effect on results of operations for any given period from a change in the performance of a relatively small number of loan relationships may be disproportionately larger than the impact of such loans on the quality of our overall loan portfolio. As of December 31, 2008, the Bank’s nonperforming loans amounted to $462 million, with one borrower owing $441 million, or 95.5% of the total nonperforming loans.

Recent negative developments in the financial industry and the domestic credit markets may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessments are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%. The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance to the FDIC. The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which is payable on June 30, 2009. Beginning on April 1, 2009, the FDIC will modify the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which will be owed on September 30, 2009. In addition, the FDIC has adopted an interim rule to impose an emergency assessment of 20 basis points as of June 30, 2009, which will be owed on September 30, 2009. The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that would be close to zero or negative at the end of a calendar quarter.

During the year ended December 31, 2008, we paid $25,000 in deposit insurance assessments. Due to the recent increases in the assessment rates, and the potential for additional increases, we will be required to pay additional amounts to the Deposit Insurance Fund throughout 2009, which could have an adverse effect on our earnings. If the deposit insurance premium assessment rate applicable to us increases again, either because of our risk classification, because of emergency assessments, or because of another increase, our earnings could be further adversely impacted.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions, which operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts, and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System. Our subsidiary bank is primarily regulated by the FDIC and the OCC. Our compliance with Federal Reserve Board, FDIC, and OCC regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to the capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting, and disclosure practices. Additional legislation or regulations, or amendments to current legislation or regulations, related to corporate governance, reporting, and disclosure may cause us to experience greater compliance costs.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company completed construction of our permanent office building, located at 11407 Windsor Blvd., Windsor, Virginia, in March, 2004. At that time, we began banking operations in this facility, which is owned by the Company and has approximately 7,000 square feet of finished office space with additional square footage available for expansion.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of holders of the Company’s securities during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

During the fourth quarter of 2006, the Company completed a rights offering and a public offering, selling 650,000 shares of its common stock. The offering was registered under the Securities act of 1933 and raised $4 million in net proceeds. The Company has and will continue to use the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit and for general corporate purposes, including future growth and expansion.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol CNBV. To the Company’s knowledge, the last price at which our stock was sold was $1.75 per share on March 19, 2009. As of December 31, 2008, we had approximately 827 shareholders of record. The Company’s high and low stock price over the past eight quarters is shown in the following table.

	2008		2007
	High	Low	High	Low
First Quarter	$3.50	$3.05	$6.50	$6.40
Second Quarter	5.30	3.30	6.65	5.80
Third Quarter	4.80	2.25	5.80	5.20
Fourth Quarter	4.80	2.10	5.50	3.05

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

The Company has not repurchased any common stock during 2008 or 2007.

The information contained on pages 8 through 10 of the 2009 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference and outlines our securities authorized for issuance under equity compensation plans as of December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data is not required by smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2009 will be a challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that surfaced in 2007 and remained throughout 2008, we are more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. While we do not expect to have the significant write-offs that these other institutions are having, the economic environment that has been created may influence the ability of some of our customers to repay their loans. The fast downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

The Company began operations on April 29, 2003. As of December 31, 2008, total assets were $45.2 million, consisting primarily of securities of $5.2 million, loans, net of allowance for loan losses, of $35.9 million and premises and equipment of $1.5 million. Comparatively, at December 31, 2007, total assets were $42.9 million, which consisted primarily of securities of $7.8 million, loans, net of allowance for loan losses, of $32.1 million and premises and equipment of $1.5 million. At December 31, 2008, total deposits were $37.3 million compared to total deposits at December 31, 2007 of $35.2 million. Interest bearing deposits at December 31, 2008 and 2007 were $34.3 million and $32.5 million, respectively. For the year ended December 31, 2008, the Company had net operating income before the provision for loan losses of $264,000 compared to $234,000 for the year ended December 31, 2007. Net income decreased in 2008 from 2007 to $136,000 from $163,000 due to increased loan loss provisions.

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

Since inception, the Company has had no trend or indication of a trend of material delinquencies that would indicate the expectation of material losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is adequate. The establishment of allowance factors is a continuing exercise and may change from period to period, resulting in an increase or decrease in the amount of provision or allowance based upon the same volume or classification of loans. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

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

Results of Operations

Net Income

It is normal for new banks to experience operating losses in their formative years through start up and operating expenses. The Company began experiencing sustainable operating income during 2006 and has continued to post earnings in 2007 and 2008. For the year ended December 31, 2008, the Company’s net income was $136,000; $0.09 earnings per basic and diluted share, compared to net income from operations of $163,000 for the year ended December 31, 2007, or $0.11 earning per basic and diluted share. Return on average assets (ROA) measures how effectively CNB employs its assets to produce net income. For the year ended December 31, 2008, ROA was 0.31% compared to 0.37% for the year ended December 31, 2007. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE for the year ended December 31, 2008 was 1.77% compared with 2.18% for the year ended December 31, 2007. Average equity to average assets was 17.67% and 16.94% for the years ended December 31, 2008 and 2007, respectively. The decrease in net income in 2008 was directly attributable to an increased provision for loan losses. During 2008, the Company reserved $128,000, an increase of $57,000 or 80.3% over the amount reserved during 2007. Net income from operations before the provision for loan losses was $264,000 for 2008 compared to $234,000 for 2007, an increase of 12.8%. The significant increase to the provision for loan losses in 2008 takes a conservative approach to potential decreases in asset quality and recognizes the potential loss in one commercial real estate loan. Excluding the effect of this specific reserve, the Company is operationally and efficiently strong and continues to trend in a positive direction.

TABLE 1: Average Balances, Interest Income and Expense, Yields and Rates

The following table shows the average balance sheet for the year ended December 31, 2008 and 2007. In addition, the amount of interest earned on earning assets, with related yields and interest on interest bearing liabilities, together with rates, is shown.

	2008			2007
(Dollars in thousands)	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
Assets:
Securities, taxable	$6,175	$330	5.34%	$8,719	$461	5.29%
Loans	34,505	2,784	8.07%	30,654	2,710	8.84%
Federal funds sold	618	12	1.94%	2,436	125	5.13%

Total earnings assets	41,298	$3,126	7.57%	41,809	$3,296	7.88%
Less: Allowance for loan losses	(382)			(362)
Total non-earning assets	2,548			2,646

Total Assets	$43,464			$44,093

Liabilities and shareholders’ equity:
Interest bearing deposits:
Checking	$1,001	$9	0.90%	$922	$9	0.98%
Money market savings	884	17	1.92%	863	13	1.51%
Regular savings	1,282	6	0.47%	1,362	16	1.17%
Time Deposits:
$100,000 and over	10,306	474	4.60%	8,248	431	5.23%
Under $100,000	19,179	808	4.21%	21,930	1,090	4.97%

Total interest bearing deposits	32,652	1,314	4.02%	33,325	1,559	4.68%
Federal funds purchased	201	5	2.49%	21	1	4.76%

Total interest bearing liabilities:	32,853	$1,319	4.01%	33,346	$1,560	4.68%
Non-interest bearing liabilities:
Demand deposits	2,752			3,062
Other liabilities	181			214

Total liabilities	35,786			36,622
Shareholders’ equity	7,678			7,471

Total Liabilities and Shareholders’ equity	$43,464			$44,093

Net interest income		$1,807			$1,736

Interest rate spread			3.56%			3.20%

Interest expense to average earning assets			3.19%			3.73%

Net interest margin			4.38%			4.15%

The following table describes the impact on the interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate and Volume Analysis

	Years ended December 31,
	2008 compared to 2007 Change Due To:			2007 compared to 2006 Change Due To:
	Increase (Decrease)	Rate	Volume	Increase (Decrease)	Rate	Volume
Interest income:
Securities	$(131)	$5	$(136)	$121	$57	$64
Loans	74	(169)	243	647	67	580
Federal funds sold	(113)	(51)	(62)	64	1	63

Total interest income	(170)	(215)	45	832	125	707

Interest expense:
Interest bearing deposits:
Checking	—	—	—	—	—	—
Money market savings	4	4	0	(11)	(2)	(9)
Regular savings	(10)	(9)	(1)	—	—	—
Time Deposits:
$100,000 and over	43	(40)	83	156	51	105
Under $100,000	(282)	(155)	(127)	308	117	191
Federal funds purchased	4	(0)	4	(8)	(24)	16

Total interest bearing liabilities	(241)	(200)	(41)	445	142	303

Net interest income	$71	$(15)	$86	$387	$(17)	$404

Net Interest Income

Net interest income, CNB’s primary source of consolidated earnings, is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Other factors affecting net interest income included paying higher interest rates to attract depositors and extending credit with lower interest rates to attract borrowers. For the year ended December 31, 2008, interest income was $3.1 million and interest expense was $1.3 million. For the year ended December 31, 2007, interest income and interest expense were $3.3 million and $1.6 million, respectively. Net interest income for 2008 was $1.8 million compared to $1.7 million for 2007, an increase of $71,000 or 4.1%. The decrease in interest revenues and expenses were directly related to interest rate decreases.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this importance and continues to review and consider areas where non-interest income can be increased. Non-interest income for the year ended December 31, 2008 was $229,000, compared to $232,000 for the year ended December 31, 2007. The primary sources of non-interest income for the year ended December 31, 2008 were $119,000 from non-sufficient fund/overdraft accounts, $5,000 from shares owned in a local title insurance agency, $33,000 from debit card and ATM activity, and realized gains of $26,000 on disposition of securities. Main sources of non-interest income for the year ended December 31, 2007 were $123,000 from non-sufficient fund/overdraft accounts, $15,000 from fixed rate mortgage brokerage fees, $16,000 from shares owned in a local title insurance agency, and $32,000 from debit card and ATM activity. Also during 2007, the Company realized gains of $18,000 on the disposition of securities.

TABLE 3: Non-Interest Income

	Year Ended December 31,
(Dollars in thousands)	2008	2007
Service charges on deposit accounts	$13	$15
Other fees and commissions	133	134
Realized gain on sale of securities	26	18
Other operating income	57	65

Total non-interest income	$229	$232

Non-Interest Expense

Improving operating efficiency is as important to management as enhancing non-interest income. For the year ended December 31, 2008, major components of other operating expenses were ATM expense – $41,000, insurance – $43,000, and regulatory assessments – $25,000. The same major components for the year ended December 31, 2007 were $46,000, $32,000, and $26,000, respectively. Comparatively, non-interest expense increased only 2.2% in 2008 over 2007.

TABLE 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in thousands)	2008	2007
Personnel	$996	$970
Occupancy and equipment	139	148
Professional fees	172	184
Advertising	31	29
Computer services	91	102
Other operating expenses	343	301

Total non-interest expense	$1,772	$1,734

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

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2008	2007
Allowance, beginning of period	$400	$347
Provision for loan losses	128	71
Loans charged off	(131)	(19)
Recoveries of loans previously charged off	96	1

Allowance, end of period	$493	$400

The allocation of the allowance at December 31, 2008 and 2007 and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	2008		2007
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Commercial and industrial	$46	9.18%	$72	10.38%
Real estate commercial	278	33.77	179	35.03
Real estate consumer	92	42.48	75	36.76
Consumer installment	77	14.57	63	17.83
Unallocated	—	N/A	11	N/A

Balance, December 31	$493	100.00%	$400	100.00%

Financial Condition

Summary

A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining profitability while maintaining an acceptable level of risk. At December 31, 2008, the Company had $45.2 million in total assets. Interest-earning assets and interest-bearing liabilities were $43.1 million and $34.3 million, respectively. At December 31, 2007, the Company had $42.9 million in total assets. Interest-earning assets were $40.6 million and interest-bearing liabilities were $32.5 million.

Loan Portfolio

CNB’s loan portfolio is its largest and most profitable component of earning assets, totaling 84.5% of interest-earning assets at December 31, 2008 and 80.0% at December 31, 2007. The Company, through the bank, engages in a wide range of lending activities, which include one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. CNB continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.

TABLE 7: Loan Portfolio

	December 31,
(Dollars in thousands)	2008	2007
Commercial and industrial	$3,161	$3,117
Real estate construction	5,262	3,281
Real estate mortgage:
Residential (1-4 family)	9,350	7,572
Home equity lines	857	1,101
Non-farm, non-residential (1)	12,298	11,391
Agricultural	183	258
Consumer installment	5,303	5,795

Total loans	$36,414	$32,515

(1) This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

Non-farm, non-residential loans are typically owner-occupied commercial buildings. At December 31, 2008, non-farm, non-residential loans were 33.8% of the total portfolio, compared to 35.0% at December 31, 2007. Commercial, industrial and agricultural loan portfolio consists of secured and unsecured loans to small businesses, comprising 9.2% and 10.4% of the total portfolio at December 31, 2008 and 2007, respectively.

CNB’s unfunded loan commitments totaled $5.4 million at December 31, 2008 and $5.0 million at December 31, 2007.

The following table reflects the maturity distribution of selected loan categories at December 31, 2008.

TABLE 8: Remaining Maturities of Selected Loan Categories

(Dollars in thousands)	Commercial and Industrial, Agricultural	Real Estate - Construction
Variable Rate:
Within 1 year	$1,415	$566
1 to 5 years	—	679
After 5 years	—	—
Fixed Rate:
Within 1 year	701	3,964
1 to 5 years	1,228	53
After 5 years	—	—

Total Maturities	$3,344	$5,262

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

At December 31, 2008, the Company had nonperforming assets of two loans delinquent 90 days or more and still accruing totaling $21,000, no loans on non-accrual, and one loan of $441,000 classified as impaired. There were no loans classified for regulatory purposes as loss or doubtful or other real estate owned. The Company had nonperforming assets of four loans on non-accrual totaling $114,000 at December 31, 2007. One loan of $93,000 classified as non-accrual was also classified as impaired. There were no loans delinquent 90 days or more and still accruing interest or classified for regulatory purposes as loss or doubtful or other real estate owned. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in our primary service area. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions of our primary service area. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2008.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Securities Portfolio

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity. Table 9 presents information pertaining to the composition of the securities portfolio. CNB manages its investment portfolio consistent with established policies that include guidelines for maturity distribution, rate sensitivity, and liquidity needs. The investment portfolio consists of securities available for sale, which may be sold in response to established policies. These securities are carried at estimated fair value, which was $5.2 million at December 31, 2008.

TABLE 9: Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 year	$496	$506	4.80%
Maturing within 1 to 5 years	497	546	4.50
Maturing within 5 to 10 years	1,510	1,477	5.56
Maturing after 10 years	2,498	2,519	5.81

Total U.S. government agencies and corporations	5,001	5,048	5.50

Other securities, restricted, no maturity	199	199	5.00

Total securities	$5,200	$5,247	5.48%

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

Table 10 presents the average deposit balances and average rates paid for the periods ended December 31, 2008 and 2007. Table 11 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2008.

TABLE 10: Average Deposits and Rates Paid

	December 31,
	2008		2007
(In thousands)	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$2,752		$3,062

Interest bearing accounts:
Interest checking	1,001	0.90%	922	0.98%
Regular savings	1,282	0.47	1,362	1.17
Money market accounts	884	1.92	863	1.51
Time deposits:
$100,000 and greater	10,306	4.60	8,248	5.23
Under $100,000	19,179	4.21	21,930	4.97

Total interest bearing deposits	32,652	4.02%	33,325	4.68%

Total	$35,404		$36,387

TABLE 11: Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2008	$1,914	$2,396	$3,993	$2,615	$10,918	29.27%

Liquidity

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

Although maintaining and increasing deposits will serve as the primary source of liquidity, CNB maintains additional sources of liquidity through a federal funds line with Community Bankers Bank. At December 31, 2008, cash, federal funds sold, securities available for sale, and loans maturing within one year were 59.3% of total deposits and liabilities.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The primary technique for managing interest rate risk exposure is management of the interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated to mature or re-price within that same time period. During a period of rising interest rates, a “positive gap” implies that net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In a period of falling interest rates, the opposite effect on net income is likely to occur. Table 12 sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2008.

TABLE 12: Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$—	$506	$546	$4,195	$5,247
Loans	5,920	8,832	21,561	100	36,413
Federal funds sold	1,440	—	—	—	1,440

Total	$7,360	$9,338	$22,107	$4,295	$43,100
Cumulative totals	$7,360	$16,698	$38,805	$43,100

Interest Bearing Liabilities
Interest checking (1)	$972	$—	$—	$—	$972
Savings (1)	1,154	—	—	—	1,154
Money Market (1)	1,226	—	—	—	1,226
Time Deposits	5,076	17,671	8,203	—	30,950

Total	$8,428	$17,671	$8,203	$—	$34,302
Cumulative totals	$8,428	$26,099	$34,302	$34,302

Interest sensitivity gap	$(1,068)	$(8,333)	$13,904	$4,295	$8,798
Cumulative interest sensitivity gap	$(1,068)	$(9,401)	$4,503	$8,798
Cumulative interest sensitivity gap to total interest earning assets	-2.48%	-21.81%	10.45%	20.41%

(1)	Non-maturity, interest sensitive, deposits are classified as repriceable within 0-3 months, under the assumption that rates are subject to change weekly, at the discretion of management.

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

At December 31, 2008, consolidated shareholder’s equity was $7.8 million or 17.2% of total assets. At December 31, 2007, consolidated shareholders’ equity was $7.6 million or 17.8% of total assets. The Company’s common stock had a tangible book value of $5.20 per share at December 31, 2008 and $5.09 per share at December 31, 2007.

TABLE 13: Capital Analysis

	December 31,
(In thousands)	2008	2007
Tier 1 Capital:
Common stock	$15	$15
Capital surplus	9,567	9,567
Retained earnings (deficit)	(1,827)	(1,963)

Total Tier 1 capital	7,755	7,619
Tier 2 Capital:
Allowance for loan losses	457	400

Total risk-based capital	$8,212	$8,019

Risk weighted assets	$36,514	$32,750
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	21.24%	23.26%
Total risk-based capital ratio	22.49%	24.49%
Tier 1 capital to average total assets	17.28%	17.10%

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2008 were unfulfilled loan commitments of $5.4 million. The Company had no standby letters of credit as of December 31, 2008.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures about Market Risk is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this Item 8:

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2008 and 2007.

2.	Consolidated Statements of Income for years ended December 31, 2008 and 2007.

3.	Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2008 and 2007.

4.	Consolidated Statements of Cash Flows for years ended December 31, 2008 and 2007.

5.	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2008	2007
Assets
Cash and due from banks	$769	$868
Federal funds sold	1,440	296
Securities available for sale, at fair value (amortized cost of $5,200 and $7,802 on December 31, 2008 and 2007)	5,247	7,820
Loans, net of allowance for loan losses of $493 and $400 on December 31, 2008 and 2007	35,921	32,115
Premises and equipment, net	1,450	1,500
Other assets	408	344

Total assets	$45,235	$42,943

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,000	$2,681
Interest bearing deposits	34,302	32,474

Total deposits	37,302	35,155
Accrued interest payable	116	148
Other liabilities	15	3

Total liabilities	37,433	35,306

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at December 31, 2008 and 2007	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(1,827)	(1,963)
Accumulated other comprehensive income	47	18

Total shareholders’ equity	7,802	7,637

Total liabilities and shareholders’ equity	$45,235	$42,943

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except share and per share data)	2008	2007
Interest and Dividend Income
Loans, including fees	$2,784	$2,710
Investment securities, taxable	330	461
Federal funds sold	12	125

Total Interest and Dividend Income	3,126	3,296

Interest Expense
Deposits	1,314	1,559
Other borrowings	5	1

Total Interest Expense	1,319	1,560

Net Interest Income	1,807	1,736

Provision for Loan Losses	128	71

Net Interest Income after Provision for Loan Losses	1,679	1,665

Non-Interest Income
Service charges on deposit accounts	13	15
Other fees and commissions	133	134
Net realized gains on disposition of securities	26	18
Income from investment in title company	15	16
Mortgage broker fees	5	15
Other income	37	34

Total Non-Interest Income	229	232

Non-Interest Expense
Personnel	996	970
Occupancy and equipment	139	148
Professional fees	172	184
Advertising	31	29
Computer services	91	102
Other	343	301

Total Non-Interest Expense	1,772	1,734

Net Income	$136	$163

Earnings per share, basic and diluted	$0.09	$0.11

Weighted average shares outstanding, basic and diluted	1,500,427	1,499,893

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008 and 2007

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance—December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637

Comprehensive income:
Net income	—	—	—	136	—	$136	136
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	55	—
Reclassification adjustment	—	—	—	—	—	(26)	—

Total other comprehensive income	—	—	—	—	29	$29	29

Total comprehensive income	—	—	—	—	—	$165	—

Balance—December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802

Balance—December 31, 2006	1,497,429	$15	$9,585	$(2,126)	$(27)		$7,447

Exercise of warrants	2,998	—	20	—	—		20

Comprehensive income:
Net income	—	—	—	163	—	$163	163
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	63	—
Reclassification adjustment	—	—	—	—	—	(18)	—

Total other comprehensive income	—	—	—	—	45	$45	45

Total comprehensive income	—	—	—	—	—	$208	—

Cost associated with stock offering	—	—	(38)	—	—		(38)

Balance—December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2008	2007
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$136	$163
Provision for loan losses	128	71
Depreciation and amortization	86	95
Net (accretion) of securities	(6)	(15)
Realized (gain) on securities	(26)	(18)
Changes in:
Interest receivable	17	(56)
Other assets	(91)	(20)
Interest payable	(32)	(23)
Other liabilities	12	(21)

Net cash provided by operating activities	224	176

Cash Flows From Investing Activities
Purchase of available for sale securities	(2,994)	(10,245)
Proceeds from sales, calls and maturities of available for sale securities	5,628	9,000
Purchase of property and equipment	(26)	(7)
Net increase in loans	(3,934)	(4,542)

Net cash used in investing activities	(1,326)	(5,794)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	319	(356)
Net increase in interest bearing deposits	1,828	1,721
Cost associated with stock offering	—	(38)
Exercise of warrants	—	20

Net cash provided by financing activities	2,147	1,347

Net increase (decrease) in cash and cash equivalents	$1,045	$(4,271)

Cash and Cash Equivalents
Beginning	1,164	5,435

Ending	$2,209	$1,164

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,351	$1,583

Unrealized gain on available for sale securities	$29	$45

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1: Organization and Significant Accounting Policies

CNB Bancorp, Inc. (the Company) was organized on November 12, 2001 to serve as a Virginia bank holding company for Citizens National Bank (the Bank). The Bank was organized as a national bank under the laws of the United States of America to engage in a general banking business serving the community in and around Windsor, Virginia.

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

Principles of Consolidation

The consolidated financial statements of CNB Bancorp, Inc. and its subsidiary include the accounts of both companies. All material intercompany balances and transactions have been eliminated.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company had no securities classified as held to maturity at December 31, 2008 and 2007.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair market value of held to maturity and available for sale securities below their cost that are deemed as other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for the period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined on the basis of the cost of the securities sold using the specific identification method.

Restricted Securities

The Company has elected to maintain an investment in the capital stock of certain correspondent banks. No ready market exists for this stock, and it has no quoted market value. The Company’s investment in these stocks is recorded at cost.

Restricted securities include Federal Reserve Bank and Community Bankers’ Bank stock.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified and special mention loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probably losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses to the portfolio.

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

Foreclosed Property

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the lower of the Bank’s cost or the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in net expenses from foreclosed assets. The Bank had no foreclosed assets at December 31, 2008 and 2007.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2008 and 2007, the Company expensed $31,000 and $29,000, respectively, for advertising costs.

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

Stock-Based Compensation Plan

The 2003 Stock Incentive Plan was approved by shareholders on August 12, 2003, which authorized 126,255 shares of common stock to be used in the granting of options to employees and directors, and which Plan was last amended by shareholder vote at a special meeting held November 17, 2005. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires the costs resulting from all share-based payments be recognized in the financial statements. The Company measures the cost of employee services received in exchange for stock options based on the grant date fair value of these awards as calculated using the Black-Scholes option-pricing model. The cost is recognized over the period the employee is required to provide services for the award. No stock-based compensation was recognized during the years ended December 31, 2008 and 2007 as no options or warrants were granted or vested.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-10). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (SFAS 161). SFAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS 161 is effective for the Company on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS 162 to have any impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

NOTE 2: Securities

The amortized cost and fair value of securities available for sale as of December 31, 2008 and 2007 are as follows:

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$3,987	$110	$—	$4,097
Corporate bonds	1,014	—	(63)	951
Other securities, restricted	199	—	—	199

	$5,200	$110	$(63)	$5,247

	December 31, 2007
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,589	$45	$(2)	$6,632
Corporate bonds	1,014	—	(25)	989
Other securities, restricted	199	—	—	199

	$7,802	$45	$(27)	$7,820

The amortized cost and estimated fair value of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$496	$506
Due after one year through five years	497	546
Due after five through ten years	1,510	1,477
Due after ten years	2,498	2,519
Other securities, restricted	199	199

	$5,200	$5,247

At December 31, 2008 and 2007, securities with a carrying value of $496,000 and $1.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sales, maturities and the calls of securities available for sale in 2008 and 2007 were $5.6 million and $9.0 million, respectively. During 2008 and 2007, the Company realized gains on the disposition of securities of $26,000 and $18,000, respectively.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices of the bonds as rates have risen. There is one account in the portfolio that has unrealized losses at December 31, 2008. These losses are relative to the market rates and the timing of purchases and are not due to credit concerns of the issuers. The Company has the ability and intent to hold these securities to maturity.

	December 31, 2008
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$951	$(63)	$—	$—

	December 31, 2007
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$—	$—	$248	$(2)
Corporate bonds	989	(25)	—	—

NOTE 3: Loans

The composition of loans is summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007
Loans secured by real estate:
Construction	$5,262	$3,281
Secured by 1-4 family residential	10,207	8,673
Non-farm, non-residential	12,298	11,391
Agricultural	183	258
Commercial and industrial loans	3,161	3,117
Loans to individuals	5,303	5,795

Total loans	36,414	32,515
Less: Allowance for loan losses	493	400

Net loans	$35,921	$32,115

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
(Dollars in thousands)	2008	2007
Balance, beginning	$400	$347
Provision charged to operating expense	128	71
Loans charged off	(131)	(19)
Recoveries of loans previously charged off	96	1

Balance, ending	$493	$400

	December 31,
(Dollars in thousands)	2008	2007
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	441	93

Total impaired loans	$441	$93

Valuation allowance related to impaired loans	126	59
Total non-accrual loans excluded from impaired loans	—	11
Total loans past due ninety days and still accruing	21	—

	Year ended December 31,
(Dollars in thousands)	2008	2007
Average balance of impaired loans	$446	$94
Interest income recognized on impaired loans	29	6
Cash-basis interest included in interest income	21	6

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5: Premises and Equipment

Premises and equipment as of December 31, 2008 and 2007 consists of the following:

(Dollars in thousands)	2008	2007
Land	$301	$301
Building	1,255	1,253
Furniture, fixtures and equipment	344	320

	1,900	1,874
Less accumulated depreciation	450	374

	$1,450	$1,500

Depreciation expense was $76,000 and $94,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6: Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 was $10.9 million and $10.0 million at December 31, 2007. At December 31, 2008, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2009	$22,747
2010	6,033
2011	1,726
2012	120
2013	324

$30,950

Overdrawn deposit accounts totaling $9,000 at December 31, 2008 and $28,000 at December 31, 2007 were reclassified from deposits to loans.

NOTE 7: Earnings per Share

At December 31, 2008 and 2007, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427 and 1,499,893, respectively. Basic and diluted earnings per share was $0.09 for the year ended December 31, 2008 compared to $0.11 for the year ended December 31, 2007. For 2008 and 2007, stock options outstanding of 86,027 shares and warrants outstanding of 91,125 shares were considered anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.

NOTE 8: Warrants and Stock Options

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares at an exercise price of $6.67 per share. All of the remaining warrants are held by the organizing directors of the Company and fully vested during 2005.

	2008			2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	91,125	$6.67		135,750	$6.67
Granted	—	—		—	—
Exercised	—	—		(2,998)	6.67
Forfeited	—	—		(41,627)	6.67

Outstanding at end of year	91,125	$6.67	$—	91,125	$6.67

Warrants exercisable at end of year	91,125	$6.67	$—	91,125	$6.67

The aggregate intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the holders had they exercised their warrants on December 31, 2008.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)
$6.67	91,125	4.0

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations.

	2008			2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	86,027	$7.21		86,027	$7.21
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		—	—

Outstanding at end of year	86,027	$7.21	$—	86,027	$7.21

Options exercisable at end of year	86,027	$7.21	$—	86,027	$7.21

The following table summarizes options outstanding at December 31, 2008.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	7.0	$6.67
8.33	1,500	5.5	8.33
8.67	21,902	7.0	8.67

$7.21	86,027	7.0	$7.21

NOTE 9: Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 with no impact on the financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

(Dollars in thousands)	2008	2007
Deferred tax assets
Pre-opening expenses	$—	$11
Allowance for loan losses	158	126
Net operating loss	430	504
Stock options	43	43
Other	3	3

Deferred tax assets	634	687

Deferred tax liabilities
Fixed assets, net	(7)	(10)

Less: Valuation allowance	(627)	(677)

Net deferred tax assets (liabilities)	$—	$—

The provision for income taxes charged to operations for the period ended December 31, 2008 and 2007, consists of the following:

(Dollars in thousands)	2008	2007
Current tax expense	$—	$—
Deferred tax expense	50	56
Change in valuation allowance	(50)	(56)

	$—	$—

Under the provisions of the Internal Revenue Code, the Company has approximately $1,266,000 of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire through December 31, 2025. The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

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

For the years ended December 31, 2008 and 2007, expense incurred related to this retirement plan was $32,000 and $34,000, respectively.

NOTE 11: Related Party Transactions

Loans to directors and officers totaled $2,065,000 and $1,646,000 at December 31, 2008 and 2007, respectively. New advances and repayments equaled $979,000 and $560,000 during 2008, respectively. Deposits of directors and officers totaled $340,000 and $555,000 at December 31, 2008 and 2007, respectively. All such loans are performing in accordance with their terms.

NOTE 12: Regulatory Requirements and Restrictions

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2008 and 2007 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)
Consolidated	$8,212	22.49%	$2,921	8.00%	N/A	N/A
Bank	$7,919	21.69%	$2,921	8.00%	$3,651	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,755	21.24%	$1,461	4.00%	N/A	N/A
Bank	$7,462	20.44%	$1,461	4.00%	$2,191	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,755	17.28%	$1,795	4.00%	N/A	N/A
Bank	$7,462	16.63%	$1,795	4.00%	$2,244	5.00%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)
Consolidated	$8,019	24.49%	$2,620	8.00%	N/A	N/A
Bank	$7,674	23.43%	$2,620	8.00%	$3,275	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,619	23.26%	$1,310	4.00%	N/A	N/A
Bank	$7,274	22.21%	$1,310	4.00%	$1,965	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,619	17.10%	$1,783	4.00%	N/A	N/A
Bank	$7,274	16.32%	$1,783	4.00%	$2,228	5.00%

The Company and Bank may pay dividends only out of retained earnings. At December 31, 2008, no retained earnings were available for the payment of dividends.

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

As of December 31, 2008 and 2007, reserves of $50,000 were required as deposits with Community Bankers Bank.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed. At December 31, 2008 and 2007, the Company had unfunded commitments under lines of credit of $5.4 million and $5.0 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. At December 31, 2008 and 2007, the Company did not have any commitments to extend credit.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. At December 31, 2008 and 2007, the Company did not have any commercial or standby letters of credit.

The Company did not have deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2008 and 2007.

NOTE 14: Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 – Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 – Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Restricted securities are recorded at cost based on the redemption provisions of the correspondent banks and therefore are not included in the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$5,048	$—	$5,048	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at December 31, 2008
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$315	$—	$315	$—

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$2,209	$2,209	$1,164	$1,164
Securities	5,247	5,247	7,820	7,820
Loans, net	35,921	35,983	32,115	32,327
Accrued interest receivable	257	257	274	274
Financial liabilities:
Non-interest bearing deposits	3,000	3,000	2,681	2,681
Interest bearing deposits	34,302	34,736	32,474	32,693
Accrued interest payable	116	116	148	148

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

NOTE 15: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the years ended December 31,
(Dollars in thousands)	2008	2007
ATM expense	$41	$46
Insurance	43	32
Regulatory assessments	25	26
Taxes	52	46
Other	182	151

Total Other	$343	$301

NOTE 16: Parent Company Condensed Financial Information

Financial information for the parent company is as follows (dollars in thousands):

	December 31,
	2008	2007
Balance Sheets
Assets
Cash	$293	$348
Investments in subsidiary	7,509	7,292

Total Assets	$7,802	$7,640

Liabilities and shareholders’ equity
Other liabilities	$—	$3
Shareholders’ equity	7,802	7,637

Total liabilities and shareholders’ equity	$7,802	$7,640

	For the years ended December 31,
	2008	2007
Statements of Income
Equity in undistributed earnings of subsidiary	$188	$228
Other expenses	(52)	(65)

Net income	$136	$163

	For the year ended December 31,
	2008	2007
Statements of Cash Flows
Operating activities:
Net income	$136	$163
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in undistributed earnings of subsidiary	(188)	(228)
Decrease in other liabilities	(3)	(13)

Net cash (used in) operating activities	(55)	(78)

Financing activities:
Issuance of common stock	—	—
Cost associated with stock offering	—	(38)
Exercise of warrants	—	20

Net (used in) financing activities	—	(18)

Net (decrease) in cash	(55)	(96)
Cash at beginning of year	348	444

Cash at end of year	$293	$348

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CNB Bancorp, Inc.

Windsor, Virginia

We have audited the accompanying consolidated balance sheets of CNB Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of CNB Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 23, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information with respect to the Directors of the Company is contained on pages 2 through 6 of the 2009 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 10 of the 2009 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is contained on pages 6 through 8 of the 2009 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained on pages 6 through 8 of the 2009 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference. The information regarding Director compensation contained on page 8 of the 2009 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 8 through 10 of the 2009 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on page 10 of the 2009 Proxy Statement under the caption, “Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained on page 11 of the 2009 Proxy Statement under the caption, “Principal Accounting Fees and Services,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin

14.1	Code of Ethics (2)

21.1	Subsidiaries of CNB Bancorp, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin
President & Chief Executive Officer

Date: March 26, 2009

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

Signature	Title	Date

/s/ Jeffrey H. Noblin	Director, President & Chief Executive Officer	March 19, 2009
Jeffrey H. Noblin	(principal executive officer)

/s/ D. C. Bowman	Director	March 19, 2009
D. C. Bowman

/s/ Allen E. Brown	Director	March 19, 2009
Allen E. Brown

/s/ Judy D. Brown	Director	March 19, 2009
Judy D. Brown

/s/ Brenton D. Burgess	Director	March 19, 2009
Brenton D. Burgess

/s/ Oliver D. Creekmore	Director	March 19, 2009
Oliver D. Creekmore

Signature	Title	Date

/s/ Dorothy L. Dalton	Director	March 19, 2009
Dorothy L. Dalton

/s/ Harold F. Demsko	Director	March 19, 2009
Harold F. Demsko

/s/ Tommy J. Duncan	Director	March 19, 2009
Tommy J. Duncan

/s/ William E. Goodwin	Director	March 19, 2009
William E. Goodwin

/s/ Anna M. Nash	Director	March 19, 2009
Anna M. Nash

/s/ Susan W. O’Connell	Director	March 19, 2009
Susan W. O’Connell

/s/ Marcia C. Patterson	Director	March 19, 2009
Marcia C. Patterson

/s/ Gerald D. Scheimberg	Director	March 19, 2009
Gerald D. Scheimberg

/s/ Michael G. Smith	Director	March 19, 2009
Michael G. Smith

/s/ Robert E. Spencer, Jr.	Director	March 19, 2009
Robert E. Spencer, Jr.

/s/ Lester A. Younkins	Director	March 19, 2009
Lester A. Younkins

/s/ Elizabeth T. Beale	Chief Financial Officer	March 19, 2009
Elizabeth T. Beale	(principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin

14.1	Code of Ethics(2)

21.1	Subsidiaries of the Company(2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.