Form 10-Q
period 2009-03-31
CNB BANCORP INC/VA
filed 2009-05-13
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2009, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash and due from banks	$657	$769
Federal funds sold	1,431	1,440
Securities available for sale, at fair value (amortized cost of $6,881 and $5,200 on March 31, 2009 and December 31, 2008)	6,801	5,247
Loans, net of allowance for loan losses of $524 and $493 on March 31, 2009 and December 31, 2008	35,726	35,921
Premises and equipment, net	1,432	1,450
Other assets	396	408

Total assets	$46,443	$45,235

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,866	$3,000
Interest bearing deposits	35,705	34,302

Total deposits	38,571	37,302
Accrued interest payable	123	116
Other liabilities	35	15

Total liabilities	38,729	37,433

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at March 31, 2009 and December 31, 2008	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(1,788)	(1,827)
Accumulated other comprehensive income (loss)	(80)	47

Total shareholders’ equity	7,714	7,802

Total liabilities and shareholders’ equity	$46,443	$45,235

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per share data)	2009	2008
Interest and Dividend Income
Loans, including fees	$677	$668
Investment securities, taxable	76	95
Federal funds sold	1	7

Total Interest and Dividend Income	754	770

Interest Expense
Deposits	302	354

Total Interest Expense	302	354

Net Interest Income	452	416
Provision for Loan Losses	37	10

Net Interest Income after Provision for Loan Losses	415	406

Non-Interest Income
Service charges on deposit accounts	3	3
Other fees and commissions	23	33
Net realized gains on disposition of securities	35	—
Income from investment in title company	2	3
Mortgage broker fees	1	2
Other income	8	9

Total Non-Interest Income	72	50

Non-Interest Expense
Personnel	262	251
Occupancy and equipment	31	40
Professional fees	39	44
Advertising	5	8
Computer services	23	26
Other	88	75

Total Non-Interest Expense	448	444

Net Income	$39	$12

Earnings per share, basic and diluted	$0.03	$0.01

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802
Comprehensive loss:
Net income	—	—	—	39	—	$39	39
Other comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(92)	—
Reclassification adjustment	—	—	—	—	—	(35)	—

Total other comprehensive loss	—	—	—	—	(127)	$(127)	(127)

Total comprehensive loss	—	—	—	—	—	$(88)	—

Balance - March 31, 2009	1,500,427	$15	$9,567	$(1,788)	$(80)		$7,714

Balance - December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637

Comprehensive loss:
Net income	—	—	—	12	—	$12	12
Other comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	(20)	(20)	(20)

Total comprehensive loss	—	—	—	—	—	$(8)	—

Balance - March 31, 2008	1,500,427	$15	$9,567	$(1,951)	$(2)		$7,629

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$39	$12
Provision for loan losses	37	10
Depreciation and amortization	21	26
Net amortization (accretion) of securities	4	(1)
Realized (gain) on securities	(35)	—
Changes in:
Interest receivable	(28)	(7)
Other assets	37	(54)
Interest payable	7	(9)
Other liabilities	20	53

Net cash provided by operating activities	102	30

Cash Flows From Investing Activities
Purchase of available for sale securities	(2,150)	—
Proceeds from sales, calls and maturities of available for sale securities	500	1,850
Purchase of property and equipment	—	(13)
Net (increase) decrease in loans	158	(664)

Net cash provided by (used in) investing activities	(1,492)	1,173

Cash Flows From Financing Activities
Net decrease in non-interest bearing deposits	(134)	(206)
Net increase (decrease) in interest bearing deposits	1,403	(605)

Net cash provided by (used in) financing activities	1,269	(811)

Net increase (decrease) in cash and cash equivalents	$(121)	$392
Cash and Cash Equivalents
Beginning	2,209	1,164

Ending	$2,088	$1,556

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$295	$363

Unrealized loss on available for sale securities	$(127)	$(20)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008; the results of operations for the three month periods ended March 31, 2009 and 2008; changes in shareholders’ equity for the three months ended March 31, 2009 and 2008; and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2009 and December 31, 2008, are as follows:

	March 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,668	$28	$(30)	$5,666
Corporate bonds	1,014	—	(78)	936
Other securities, restricted	199	—	—	199

	$6,881	$28	$(108)	$6,801

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$3,987	$110	$—	$4,097
Corporate bonds	1,014	—	(63)	951
Other securities, restricted	199	—	—	199

	$5,200	$110	$(63)	$5,247

Proceeds from available for sale securities that matured or were called by their issuers in the first three months of 2009 were $500,000. During the same period, the Company realized gains of $35,000 on the sale of securities.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates have risen. There are four accounts in the portfolio that have unrealized losses at March 31, 2009. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company has the ability and intent of holding these securities until maturity or recovery of value.

	March 31, 2009
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$1,871	$(30)	$—	$—
Corporate bonds	$936	$(78)	$—	$—

Note 3. Loans

The consolidated loan portfolio at March 31, 2009 and December 31, 2008 is composed of the following:

(Dollars in thousands)	March 31, 2009	Percentage	December 31, 2008	Percentage
Loans secured by real estate:
Construction and land development	$5,763	15.90%	$5,262	14.45%
Secured by 1-4 family residential	9,962	27.48%	10,207	28.03%
Nonfarm, nonresidential	11,988	33.07%	12,298	33.77%
Agricultural	45	0.12%	183	0.50%
Commercial and industrial loans	3,312	9.14%	3,161	8.68%
Loans to individuals	5,180	14.29%	5,303	14.56%

Total loans	$36,250	100.00%	$36,414	100.00%
Less: Allowance for loan losses	524		493

Loans, net	$35,726		$35,921

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2008	$493
Provision charged to operating expense	37
Loans recovered	1
Loans charged off	(7)

Balance, March 31, 2009	$524

At March 31, 2009, the Company had five loans in the amount of $504,000 on non-accrual status, four of which are classified as impaired. The Company had one loan past due 90 days and still accruing interest at March 31, 2009 in the amount of $7,000.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	192	344

	1,748	1,900
Less accumulated depreciation	316	450

	$1,432	$1,450

Note 6. Earnings Per Share

For the three months ended March 31, 2009 and 2008, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 86,027 shares and warrants outstanding of 91,125 shares were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At March 31, 2009, there were 86,027 options issued and outstanding, all of which were exercisable. No options were granted, exercised, or forfeited during the first three months of 2009. Options outstanding and exercisable had no intrinsic value at March 31, 2009. The following table summarizes options outstanding at March 31, 2009. Refer to Note 8 of the Company’s 2008 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	6.75	$6.67
8.33	1,500	5.25	8.33
8.67	21,902	6.75	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first three months of 2009, no warrants were granted, exercised or forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at March 31, 2009 and are summarized in the following table. Refer to Note 8 of the Company’s 2008 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	91,125	3.75	$6.67

Note 9: Fair Value Measurements

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements at March 31, 2009 Using
	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$6,602	$—	$6,602	$—

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at March 31, 2009
	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$315	$—	$315	$—

Note 10: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended March 31,
(Dollars in thousands)	2009	2008
ATM expense	$13	$11
Insurance	11	11
Correspondent service charges	2	3
Regulatory assessments	7	5
Supplies and stationary	6	4
Taxes	13	8
Other	36	33

Total Other	$88	$75

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2009 will be a challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a low interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that has occurred, we are more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. While we do not expect to have the significant write-offs that these other institutions are having, the economic environment that has been created may influence the ability of some of our customers to repay their loans. The downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

Financial Condition

At March 31, 2009, CNB Bancorp, Inc. had total assets of $46.4 million compared to $45.2 million at December 31, 2008, an increase of $1.2 million. The increase in total assets is primarily due to a $1.6 million increase in securities available-for-sale, offset by a $195,000 decrease in net loans. At March 31, 2009, assets consisted principally of cash and cash equivalents of $2.1 million, $6.8 million in securities available for sale, $35.7 million in loans, net of allowance for loan losses, and $1.4 million in premises and equipment, net of accumulated depreciation.

Total liabilities at March 31, 2009 were $38.7 million, compared to $37.4 million at December 31, 2008. Total liabilities at March 31, 2009 consisted primarily of $2.9 million in non-interest bearing deposits and $35.7 million in interest bearing deposits. Non-interest bearing deposits decreased $134,000, or 4.5%, while interest bearing deposits increased $1.4 million, or 4.1%, in the first three months of 2009.

As of March 31, 2009, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $5.9 million. At March 31, 2009, CNB had five loans totaling $504,000 on non-accrual, four of which are classified as impaired. There was one other loan past due 90 days and still accruing in the amount of $7,000.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for possible losses in the loan portfolio. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. (See the Allowance for Loan Losses discussion under Critical Accounting Policies later in this section.)

Total nonperforming assets, which consist of nonaccrual loans and loans past due 90 days and still accruing interest were $511,000 at March 31, 2009. At December 31, 2008, the Company had nonperforming assets of two loans delinquent 90 days or more and still accruing interest totaling $21,000, no loans on non-accrual, and one loan of $441,000 classified as impaired. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to the same risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

Total loan charge-offs, less recoveries, for the three months ended March 31, 2009, amounted to $6,000 compared to $17,000 for the comparable 2008 period. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $524,000 representing 1.45% of gross loans, at March 31, 2009 increased $31,000 compared to $493,000, or 1.32% of gross loans, at December 31, 2008. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on increasing the qualitative, subjective factor weighting to ensure adequate reserves in anticipation of a potential recessionary economic environment in the second quarter of 2009 and beyond.

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

CNB will evaluate regularly its balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To manage effectively its balance sheet’s liability mix, CNB plans to focus on expanding the Bank’s deposit base and converting assets to cash as necessary.

As the Bank’s operations grow, CNB will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s Asset and Liability Management Committee meets on a quarterly basis to develop strategy for the upcoming period. The committee’s strategy will include anticipating future interest rate movements.

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

Capital Resources

At March 31, 2009, consolidated shareholders’ equity was $7.7 million or 16.6% of total assets compared to $7.8 million or 17.2% of total assets at December 31, 2008. The Company’s common stock had a tangible book value of $5.14 and $5.19 per share at March 31, 2009 and December 31, 2008, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2009 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$8,255	22.36%	$2,953	8.00%	N/A	N/A
Bank	$7,971	21.59%	$2,953	8.00%	$3,691	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,794	21.11%	$1,477	4.00%	N/A	N/A
Bank	$7,510	20.35%	$1,477	4.00%	$2,215	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,794	17.06%	$1,828	4.00%	N/A	N/A
Bank	$7,510	16.43%	$1,828	4.00%	$2,285	5.00%

Results of Operations

CNB had net income of $39,000 and $12,000 for the quarters ended March 31, 2009 and 2008, respectively. Factors such as controlled asset growth, interest rate increases, and non-interest income have combined to provide the necessary income to reach and exceed the break-even point to support the level of infrastructure and staffing required for operation of the Bank.

Total interest income for the three month period ended March 31, 2009 was $754,000. Total interest expense for the three month period ended March 31, 2009 was $302,000. For the three months ended March 31, 2008, total interest income was $770,000, and total interest expense was $354,000. The decreased interest income and interest expense from 2008 to 2009 is indicative of stable growth and declining market interest rates, respectively.

Total non-interest income for the quarter ended March 31, 2009 was $72,000, consisting primarily of other fees and commissions and realized gain on disposition of securities. For the same period, total non-interest expense was $448,000. Personnel expense and occupancy and equipment expense accounted for 58.5% and 6.9% of non-interest expense, respectively. Non-interest income for the three months ended March 31, 2008 was $50,000, while non-interest expense was $444,000.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of March 31, 2009 were unfulfilled loan commitments totaling $5.9 million.

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

Since inception, the Company has had no material delinquencies or trends that would indicate the expectation of material losses; however, an indication of a trend, as evidenced through increased impaired loans, may be indicative of the expectation of material losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is adequate. The establishment of allowance factors is a continuing exercise and may change from period to period, resulting in an increase or decrease in the amount of provision or allowance based upon the same volume or classification of loans. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2009.

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

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

CNB BANCORP, INC.
(Registrant)

DATE: May 12, 2009	BY:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin
Chief Executive Officer

DATE: May 12, 2009	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer