Form 10-Q
period 2009-06-30
CNB BANCORP INC/VA
filed 2009-08-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2009, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2009 (unaudited)	December 31, 2008
Assets
Cash and due from banks	$729	$769
Federal funds sold	—	1,440
Securities available for sale, at fair value (amortized cost of $7,604 and $5,200 on June 30, 2009 and December 31, 2008)	7,420	5,247
Loans, net of allowance for loan losses of $609 and $493 on June 30, 2009 and December 31, 2008	35,844	35,921
Premises and equipment, net	1,449	1,450
Other assets	450	408

Total assets	$45,892	$45,235

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,079	$3,000
Interest bearing deposits	34,950	34,302

Total deposits	38,029	37,302
Federal funds purchased	201	—
Accrued interest payable	111	116
Other liabilities	20	15

Total liabilities	38,361	37,433

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at June 30, 2009 and December 31, 2008	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(1,867)	(1,827)
Accumulated other comprehensive income (loss)	(184)	47

Total shareholders’ equity	7,531	7,802

Total liabilities and shareholders’ equity	$45,892	$45,235

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share data)	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$670	$705	$1,347	$1,373
Investment securities, taxable	76	79	152	174
Federal funds sold	—	3	1	10

Total Interest and Dividend Income	746	787	1,500	1,557

Interest Expense
Deposits	299	326	601	680
Other borrowings	—	2	—	2

Total Interest Expense	299	328	601	682

Net Interest Income	447	459	899	875

Provision for Loan Losses	88	15	125	25

Net Interest Income after Provision for Loan Losses	359	444	774	850

Non-Interest Income
Service charges on deposit accounts	3	4	6	7
Other fees and commissions	22	32	45	65
Net realized gains on disposition of securities	15	17	50	17
Income from investment in title company	3	5	5	8
Mortgage broker fees	3	3	4	5
Other income	9	9	17	18

Total Non-Interest Income	55	70	127	120

Non-Interest Expense
Personnel	264	249	526	500
Occupancy and equipment	31	33	62	73
Professional fees	51	44	90	88
Advertising	6	8	11	16
Computer services	22	23	45	49
Other	119	91	207	166

Total Non-Interest Expense	493	448	941	892

Net Income	$(79)	$66	$(40)	$78

Earnings per share, basic and diluted	$(0.06)	$0.04	$(0.03)	$0.05

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 and 2008 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802

Comprehensive loss:
Net loss	—	—	—	(40)	—	$(40)	(40)
Other comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(181)	—
Reclassification adjustment	—	—	—	—	—	(50)	—
Total other comprehensive loss	—	—	—	—	(231)	$(231)	(231)
Total comprehensive loss	—	—	—	—	—	$(271)	—

Balance - June 30, 2009	1,500,427	$15	$9,567	$(1,867)	$(184)		$7,531

Balance - December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637

Comprehensive loss:
Net income	—	—	—	78	—	$78	78
Other comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(63)	—
Reclassification adjustment	—	—	—	—	—	(17)	—

Total other comprehensive loss	—	—	—	—	(80)	$(80)	(80)

Total comprehensive loss	—	—	—	—	—	$(2)	—

Balance - June 30, 2008	1,500,427	$15	$9,567	$(1,885)	$(62)		$7,635

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$(40)	$78
Provision for loan losses	125	25
Depreciation and amortization	40	46
Net amortization (accretion) of securities	16	(3)
Realized (gain) on securities	(50)	(17)
Changes in:
Interest receivable	(4)	42
Other assets	(46)	(109)
Interest payable	(5)	(28)
Other liabilities	5	19

Net cash provided by operating activities	41	53

Cash Flows From Investing Activities
Purchase of available for sale securities	(5,916)	(2,000)
Proceeds from sales, calls and maturities of available for sale securities	3,546	2,620
Purchase of property and equipment	(31)	(18)
Net increase in loans	(48)	(2,439)

Net cash used in investing activities	(2,449)	(1,837)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	79	472
Net increase in interest bearing deposits	648	348
Net increase in federal funds purchased	201	561

Net cash provided by financing activities	928	1,381

Net decrease in cash and cash equivalents	$(1,480)	$(403)

Cash and Cash Equivalents
Beginning	2,209	1,164

Ending	$729	$761

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$606	$710

Unrealized loss on available for sale securities	$(231)	$(80)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008; the results of operations for the three and six month periods ended June 30, 2009 and 2008; changes in shareholders’ equity for the six months ended June 30, 2009 and 2008; and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of June 30, 2009 and December 31, 2008, are as follows:

	June 30, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,856	$21	$(96)	$5,781
Municipal bonds, taxable	537	—	(12)	525
Corporate bonds	1,012	—	(97)	915
Other securities, restricted	199	—	—	199

	$7,604	$21	$(205)	$7,420

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$3,987	$110	$—	$4,097
Corporate bonds	1,014	—	(63)	951
Other securities, restricted	199	—	—	199

	$5,200	$110	$(63)	$5,247

Proceeds from available for sale securities that matured or were called by their issuers in the first six months of 2009 were $3.5 million. During the same period, the Company realized gains of $50,000 on the sale of securities.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates have risen. There are seven accounts in the portfolio that have unrealized losses at June 30, 2009. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

	June 30, 2009
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$3,450	$(96)	$—	$—
Municipal bonds, taxable	525	(12)	—	—
Corporate bonds	—	—	915	(97)

Note 3. Loans

The consolidated loan portfolio at June 30, 2009 and December 31, 2008 is composed of the following:

(Dollars in thousands)	June 30, 2009	Percentage	December 31, 2008	Percentage
Loans secured by real estate:
Construction and land development	$5,913	16.22%	$5,262	14.45%
Secured by 1-4 family residential	10,624	29.14%	10,207	28.03%
Nonfarm, nonresidential	11,758	32.26%	12,298	33.77%
Agricultural	90	0.25%	183	0.50%
Commercial and industrial loans	3,261	8.95%	3,161	8.68%
Loans to individuals	4,807	13.19%	5,303	14.56%

Total loans	$36,453	100.00%	$36,414	100.00%
Less: Allowance for loan losses	609		493

Loans, net	$35,844		$35,921

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2008	$493
Provision charged to operating expense	125
Loans recovered	1
Loans charged off	(10)

Balance, June 30, 2009	$609

At June 30, 2009, the Company had three loans in the amount of $479,000 on non-accrual status. The Company had four loans classified as impaired totaling $1.3 million, one of which is on non-accrual. The Company had one loan past due 90 days and still accruing interest at June 30, 2009 in the amount of $9,000.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	223	344

	1,779	1,900
Less accumulated depreciation	330	450

	$1,449	$1,450

Note 6. Earnings Per Share

For the three and six months ended June 30, 2009 and 2008, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 84,027 shares and warrants outstanding of 81,375 shares were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At June 30, 2009, there were 84,027 options issued and outstanding, all of which were exercisable. No options were granted or exercised and 2,000 options were forfeited during the first six months of 2009. Options outstanding and exercisable had no intrinsic value at June 30, 2009. The following table summarizes options outstanding at June 30, 2009. Refer to Note 8 of the Company’s 2008 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	6.50	$6.67
8.33	1,500	5.00	8.33
8.67	19,902	6.50	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first six months of 2009, 9,750 warrants were forfeited. There were no warrants granted or exercised. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at June 30, 2009 and are summarized in the following table. Refer to Note 8 of the Company’s 2008 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	81,375	3.50	$6.67

Note 9. Fair Value Measurements

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Restricted securities are recorded at cost based on the redemption provisions of the correspondent banks and therefore are not included in the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$7,420	$—	$7,420	$—

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the Bank’s loan collateral is real estate. The value of real estate collateral is determined by utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2009
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$603	$—	$603	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments. For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

Securities. For securities, excluding restricted securities, fair values are based on quoted market prices or dealer quotes. The carrying value of restricted securities approximates fair value based on the redemption provisions of each issuer.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$729	$729	$2,209	$2,209
Securities	7,420	7,420	5,247	5,247
Loans, net	35,922	35,892	35,921	35,983
Accrued interest receivable	261	261	257	257
Financial liabilities:
Non-interest bearing deposits	3,079	3,079	3,000	3,000
Interest bearing deposits	34,950	34,897	34,302	34,736
Accrued interest payable	111	111	116	116

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

Note 10. Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
ATM expense	$12	$11	$25	$22
Insurance	31	10	42	21
Correspondent service charges	4	3	6	6
Regulatory assessments	7	7	14	12
Supplies and stationery	5	1	11	5
Taxes	14	14	27	22
Other	46	45	82	78

Total Other	$119	$91	$207	$166

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2009 has been and will continue to be a challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a low interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that has occurred, we are more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. The economic environment that has been created may influence the ability of some of our customers to repay their loans, which may result in significant write-offs. The downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

Financial Condition

At June 30, 2009, CNB Bancorp, Inc. had total assets of $45.9 million compared to $45.2 million at December 31, 2008, an increase of $700,000. The increase in total assets is primarily due to a $2.2 million increase in securities available-for-sale, offset by a $1.4 million decrease in federal funds sold. At June 30, 2009, assets consisted principally of cash and cash equivalents of $729,000, $7.4 million in securities available for sale, $35.8 million in loans, net of allowance for loan losses, and $1.4 million in premises and equipment, net of accumulated depreciation.

Total liabilities at June 30, 2009 were $38.3 million, compared to $37.4 million at December 31, 2008. Total liabilities at June 30, 2009 consisted primarily of $3.1 million in non-interest bearing deposits and $35.0 million in interest bearing deposits. Non-interest bearing deposits increased $79,000, or 2.6%, while interest bearing deposits increased $648,000, or 1.9%, in the first six months of 2009.

As of June 30, 2009, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $4.4 million. At June 30, 2009, the Company had three loans in the amount of $479,000 on non-accrual status. The Company had four loans totaling $1.3 million classified as impaired, one of which is on non-accrual. The Company had one loan past due 90 days and still accruing interest at June 30, 2009 in the amount of $9,000.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for possible losses in its loan portfolio. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. (See the Allowance for Loan Losses discussion under Critical Accounting Policies later in this section.)

Total nonperforming assets, which consist of nonaccrual loans and loans past due 90 days and still accruing interest were $488,000 at June 30, 2009. At December 31, 2008, the Company had nonperforming assets of two loans delinquent 90 days or more and still accruing interest totaling $21,000, no loans on non-accrual, and one loan of $441,000 classified as impaired. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to similar risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

Total loan charge-offs, less recoveries, for the six months ended June 30, 2009, amounted to $9,000 compared to $68,000 for the comparable 2008 period. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $609,000 representing 1.67% of gross loans, at June 30, 2009 increased $116,000 compared to $493,000, or 1.35% of gross loans, at December 31, 2008. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on increasing the qualitative, subjective factor weighting to ensure adequate reserves in anticipation of a potential recessionary economic environment in the second half of 2009 and beyond.

Liquidity and Interest Rate Sensitivity

During the fourth quarter of 2006, CNB completed an offering of 650,000 shares of its common stock in a rights and public offering. This offering raised $4.0 million, net of offering expenses, which has been and will be used for general corporate purposes, including future potential growth and expansion. CNB management believes its current working capital amount will be sufficient to fund the activities of the Bank on an ongoing basis. There can be no assurance, however, that CNB will achieve any particular level of profitability.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage rate sensitive assets and liabilities in order to reduce potential negative the impact of interest rate fluctuations on net interest income. CNB will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks.

CNB will evaluate regularly its balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To manage effectively its balance sheet’s liability mix, CNB plans to focus on expanding the Bank’s deposit base and converting non-cash assets to cash as necessary.

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

Capital Resources

At June 30, 2009, consolidated shareholders’ equity was $7.5 million or 16.4% of total assets compared to $7.8 million or 17.2% of total assets at December 31, 2008. The Company’s common stock had a tangible book value of $5.02 and $5.19 per share at June 30, 2009 and December 31, 2008, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2009 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$8,171	22.38%	$2,920	8.00%	N/A	N/A
Bank	$7,910	21.67%	$2,920	8.00%	$3,651	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,715	21.13%	$1,460	4.00%	N/A	N/A
Bank	$7,454	20.42%	$1,460	4.00%	$2,190	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,715	16.65%	$1,854	4.00%	N/A	N/A
Bank	$7,454	16.08%	$1,854	4.00%	$2,318	5.00%

Results of Operations

CNB had net income (loss) of $(40,000) and $78,000 for the six months ended June 30, 2009 and 2008, respectively. Factors such as controlled asset growth, asset/liability repricing and management, and non-interest income have combined to provide the necessary income to reach and exceed the break-even point to support the level of infrastructure and staffing required for operation of the Bank; however the combination of an FDIC special premium assessment and additional provision for loan losses negatively affected earnings for 2009. Net income before the provision for loan losses was $85,000 and $103,000 for the six months ended June 30, 2009 and 2008, respectively.

Total interest income for the three month and six month periods ended June 30, 2009 was $746,000 and $1.5 million, respectively. Total interest expense for the same periods ended June 30, 2009 was $299,000 and $601,000, respectively. For the three months ended June 30, 2008, total interest income was $787,000, and total interest expense was $328,000. For the six month period ended June 30, 2008, total interest income and total interest expense were $1.6 million and $682,000. The decreased interest income and expense from 2008 to 2009 is indicative of stable growth, asset/liability repricing, and declining market rates. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin remained strong at 4.13% during the first six months of 2009, down from 4.30% for the same period in 2008.

Total non-interest income for the quarter ended June 30, 2009 was $55,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $493,000. Personnel expense and professional fees accounted for 55.1% and 10.6% of non-interest expense, respectively. Non-interest income for the three months ended June 30, 2008 was $70,000, while non-interest expense was $448,000. For the six month period ended June 30, 2009, non-interest income was $127,000 and non-interest expense was $941,000. For the same period in 2008, non-interest income and non-interest expense were $120,000 and $892,000, respectively. For the six month period ended June 30, 2009 compared to the same period in 2008, non-interest income and non-interest expense increased 5.8% and 5.5%, respectively. An FDIC special assessment in the amount of $19,000 combined with significantly higher FDIC premiums, which have been assessed industry-wide, was and will continue to be the primary factor of increased non-interest expense during 2009.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of June 30, 2009 were unfulfilled loan commitments totaling $4.4 million.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP applies to assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the shareholders of the Company was held on April 30, 2009.

(b)	The following directors were elected at the annual meeting to serve until the annual meeting of shareholders in the year 2012:

Name	Number of Votes For	Number of Votes Against	Number of Broker Non-votes
Dorothy L. Dalton	986,012	51,673	—

Tommy J. Duncan	1,022,610	15,075	—

Jeffrey H. Noblin	980,860	56,825	—

Michael G. Smith	1,012,860	24,825	—

Robert E. Spencer, Jr.	1,012,710	24,975	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Name	Year
D. C. Bowman	2010

Judy D. Brown	2010

Oliver D. Creekmore	2010

Harold F. Demsko	2010

William E. Goodwin	2010

Allen E. Brown	2011

Brenton D. Burgess	2011

Anna M. Nash	2011

Marcia C. Patterson	2011

Gerald D. Schiemberg	2011

Susan W. O’Connell	2011

Lester A. Younkins	2011

(c)	There were no other matters voted upon by the shareholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit
31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.
(Registrant)

DATE: August 14, 2009	BY:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin
Chief Executive Officer

DATE: August 14, 2009	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer