Form 10-Q
period 2009-09-30
CNB BANCORP INC/VA
filed 2009-11-16
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2009, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2009 (unaudited)	December 31, 2008
Assets
Cash and due from banks	$637	$769
Federal funds sold	834	1,440
Securities available for sale, at fair value (amortized cost of $6,351 and $5,200 on September 30, 2009 and December 31, 2008)	6,369	5,247
Loans, net of allowance for loan losses of $1,235 and $493 on September 30, 2009 and December 31, 2008	36,656	35,921
Premises and equipment, net	1,435	1,450
Other assets	473	408

Total assets	$46,404	$45,235

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,563	$3,000
Interest bearing deposits	36,509	34,302

Total deposits	39,072	37,302
Accrued interest payable	100	116
Other liabilities	38	15

Total liabilities	39,210	37,433

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at September 30, 2009 and December 31, 2008	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,406)	(1,827)
Accumulated other comprehensive income	18	47

Total shareholders’ equity	7,194	7,802

Total liabilities and shareholders’ equity	$46,404	$45,235

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share data)	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$696	$705	$2,043	$2,078
Investment securities, taxable	72	77	224	251
Federal funds sold	-	-	1	10

Total Interest and Dividend Income	768	782	2,268	2,339

Interest Expense
Deposits	264	312	865	992
Other borrowings	1	3	1	5

Total Interest Expense	265	315	866	997

Net Interest Income	503	467	1,402	1,342

Provision for Loan Losses	638	30	763	55

Net Interest Income (Loss) after Provision for Loan Losses	(135)	437	639	1,287

Non-Interest Income
Service charges on deposit accounts	3	3	9	10
Other fees and commissions	23	35	68	100
Net realized gains on disposition of securities	17	9	67	26
Income from investment in title company	5	4	10	12
Mortgage broker fees	2	-	6	5
Other income	8	10	25	28

Total Non-Interest Income	58	61	185	181

Non-Interest Expense
Personnel	262	246	788	746
Occupancy and equipment	30	32	92	105
Professional fees	39	40	129	128
Advertising	5	10	16	26
Computer services	23	21	68	70
Other	103	89	310	255

Total Non-Interest Expense	462	438	1,403	1,330

Net Income (Loss)	$(539)	$60	$(579)	$138

Earnings (loss) per share, basic and diluted	$(0.36)	$0.04	$(0.39)	$0.09

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009 and 2008 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802

Comprehensive loss:
Net loss	-	-	-	(579)	-	$(579)	(579)
Other comprehensive loss:
Unrealized gain on securities available for sale	-	-	-	-	-	38	-
Reclassification adjustment	-	-	-	-	-	(67)	-

Total other comprehensive loss	-	-	-	-	(29)	$(29)	(29)

Total comprehensive loss	-	-	-	-	-	$(608)	-

Balance - September 30, 2009	1,500,427	$15	$9,567	$(2,406)	$18		$7,194

Balance - December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637

Comprehensive loss:
Net income	-	-	-	138	-	$138	138
Other comprehensive loss:
Unrealized loss on securities available for sale	-	-	-	-	-	(172)	-
Reclassification adjustment	-	-	-	-	-	(26)	-

Total other comprehensive loss	-	-	-	-	(198)	$(198)	(198)

Total comprehensive loss	-	-	-	-	-	$(60)	-

Balance - September 30, 2008	1,500,427	$15	$9,567	$(1,825)	$(180)		$7,577

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(579)	$138
Provision for loan losses	763	55
Depreciation and amortization	62	66
Net amortization (accretion) of securities	36	(4)
Realized (gain) on securities	(67)	(26)
Changes in:
Interest receivable	(45)	-
Other assets	(34)	(87)
Interest payable	(16)	(33)
Other liabilities	23	61

Net cash provided by operating activities	143	170

Cash Flows From Investing Activities
Purchase of available for sale securities	(6,444)	(2,497)
Proceeds from sales, calls and maturities of available for sale securities	5,324	4,628
Purchase of property and equipment	(33)	(18)
Net increase in loans	(1,498)	(3,390)

Net cash used in investing activities	(2,651)	(1,277)

Cash Flows From Financing Activities
Net decrease in non-interest bearing deposits	(437)	(232)
Net increase in interest bearing deposits	2,207	1,348

Net cash provided by financing activities	1,770	1,116

Net increase (decrease) in cash and cash equivalents	$(738)	$9

Cash and Cash Equivalents
Beginning	2,209	1,164

Ending	$1,471	$1,173

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$882	$1,030

Unrealized loss on available for sale securities	$(29)	$(198)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008; the results of operations for the three and nine month periods ended September 30, 2009 and 2008; changes in shareholders’ equity for the nine months ended September 30, 2009 and 2008; and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Subsequent Events

Subsequent events have been established through November 16, 2009, the same date on which the financial statements were issued.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$4,604	$53	$(20)	$4,637
Municipal bonds, taxable	536	-	(1)	535
Corporate bonds	1,012	-	(14)	998
Other securities, restricted	199	-	-	199

	$6,351	$53	$(35)	$6,369

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$3,987	$110	$-	$4,097
Corporate bonds	1,014	-	(63)	951
Other securities, restricted	199	-	-	199

	$5,200	$110	$(63)	$5,247

Proceeds from available for sale securities that matured or were called by their issuers in the first nine months of 2009 were $5.3 million. During the same period, the Company realized gains of $67,000 on the sale of securities.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates have risen. There are five accounts in the portfolio that have unrealized losses at September 30, 2009. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

	September 30, 2009
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$1,798	$(20)	$-	$-
Municipal bonds, taxable	535	(1)	-	-
Corporate bonds	-	-	998	(14)

	$2,333	$(21)	$998	$(14)

Note 3. Loans

The consolidated loan portfolio at September 30, 2009 and December 31, 2008 is composed of the following:

(Dollars in thousands)	September 30, 2009	Percentage	December 31, 2008	Percentage
Loans secured by real estate:
Construction and land development	$6,559	17.31%	$5,262	14.45%
Secured by 1-4 family residential	11,396	30.08%	10,207	28.03%
Nonfarm, nonresidential	11,971	31.59%	12,298	33.77%
Agricultural	90	0.24%	183	0.50%
Commercial and industrial loans	3,138	8.28%	3,161	8.68%
Loans to individuals	4,737	12.50%	5,303	14.56%

Total loans	$37,891	100.00%	$36,414	100.00%
Less: Allowance for loan losses	1,235		493

Loans, net	$36,656		$35,921

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2008	$493
Provision charged to operating expense	763
Loans recovered	1
Loans charged off	(22)

Balance, September 30, 2009	$1,235

At September 30, 2009, the Company had twelve loans in the amount of $1.7 million on non-accrual status. The Company had twelve loans classified as impaired totaling $2.3 million, six of which are on non-accrual. The Company had three loans past due 90 days and still accruing interest at September 30, 2009 in the amount of $216,000.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	225	344

	1,781	1,900
Less accumulated depreciation	346	450

	$1,435	$1,450

Note 6. Earnings Per Share

For the three and nine months ended September 30, 2009 and 2008, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 84,027 shares and warrants outstanding of 81,375 shares were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At September 30, 2009, there were 84,027 options issued and outstanding, all of which were exercisable. No options were granted or exercised and 2,000 options were forfeited during the first nine months of 2009. Options outstanding and exercisable had no intrinsic value at September 30, 2009. The following table summarizes options outstanding at September 30, 2009. Refer to Note 8 of the Company’s 2008 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	6.25	$6.67
8.33	1,500	4.75	8.33
8.67	19,902	6.25	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first nine months of 2009, 9,750 warrants were forfeited. There were no warrants granted or exercised. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at September 30, 2009 and are summarized in the following table. Refer to Note 8 of the Company’s 2008 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	81,375	3.25	$6.67

Note 9. Fair Value Measurements

Fair Value accounting specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at September 30, 2009 Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$6,369	$-	$6,369	$-

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at September 30, 2009
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,382	$-	$1,382	$-

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$1,471	$1,471	$2,209	$2,209
Securities	6,369	6,369	5,247	5,247
Loans, net	36,656	36,552	35,921	35,983
Accrued interest receivable	302	302	257	257
Financial liabilities:
Non-interest bearing deposits	2,563	2,563	3,000	3,000
Interest bearing deposits	36,509	36,939	34,302	34,736
Accrued interest payable	100	100	116	116

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

Note 10. Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
ATM expense	$9	$8	$34	$30
Insurance	18	11	60	32
Correspondent service charges	3	2	9	8
Regulatory assessments	7	7	21	19
Supplies and stationery	3	8	14	13
Taxes	15	16	42	38
Other	48	37	130	115

Total Other	$103	$89	$310	$255

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2009 has been and will continue to be a challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a low interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that has occurred, we are more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. The economic environment that has been created has influenced and may continue to influence the ability of some of our customers to repay their loans, which has resulted in significant additions to our provision for loan losses and may result in significant write-offs. The downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

Financial Condition

At September 30, 2009, CNB Bancorp, Inc. had total assets of $46.4 million compared to $45.2 million at December 31, 2008, an increase of $2.2 million. The increase in total assets is primarily due to a $1.1 million increase in securities available-for-sale and a $735,000 increase in net loans. At September 30, 2009, assets consisted principally of cash and cash equivalents of $1.5 million, $6.4 million in securities available for sale, $36.7 million in loans, net of allowance for loan losses, and $1.4 million in premises and equipment, net of accumulated depreciation.

Total liabilities at September 30, 2009 were $39.2 million, compared to $37.4 million at December 31, 2008. Total liabilities at September 30, 2009 consisted primarily of $2.6 million in non-interest bearing deposits and $36.5 million in interest bearing deposits. Non-interest bearing deposits decreased $437,000, while interest bearing deposits increased $2.2 million, or 6.4%, in the first nine months of 2009.

As of September 30, 2009, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $4.4 million. At September 30, 2009, the Company had twelve loans in the amount of $1.7 million on non-accrual status. The Company had twelve loans totaling $2.3 million classified as impaired, six of which are on non-accrual. The Company had three loan past due 90 days and still accruing interest at September 30, 2009 in the amount of $216,000.

Asset Quality

The Company’s allowance for loan losses is an estimate of the amount needed to provide for possible losses in its loan portfolio. In determining the adequacy of the allowance, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, specific impaired loans, the overall level of nonperforming loans, the value and adequacy of collateral and guarantors, experience and depth of lending staff, and the effects of credit concentrations and economic conditions. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge offs, net of recoveries. Because the risk of loan loss includes general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses can only be an estimate. (See the Allowance for Loan Losses discussion under Critical Accounting Policies later in this section.)

Total nonperforming assets, which consist of nonaccrual loans and loans past due 90 days and still accruing interest were $1.9 million at September 30, 2009. At December 31, 2008, the Company had nonperforming assets of two loans delinquent 90 days or more and still accruing interest totaling $21,000, no loans on non-accrual, and one loan of $441,000 classified as impaired. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to similar risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

Total loan charge-offs, less recoveries, for the nine months ended September 30, 2009, amounted to $21,000 compared to $115,000 for the comparable 2008 period. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $1.2 million representing 3.25% of gross loans, at September 30, 2009 increased $742,000 compared to $493,000, or 1.35% of gross loans, at December 31, 2008. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on proper impairment analyses and monitoring of the qualitative, subjective factor weighting to ensure adequate reserves for the recessionary economic environment observed in the third quarter of 2009 and in anticipation of a potential recessionary economic environment in the fourth quarter of 2009 and into 2010.

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

Capital Resources

At September 30, 2009, consolidated shareholders’ equity was $7.2 million or 15.5% of total assets compared to $7.8 million or 17.2% of total assets at December 31, 2008. The Company’s common stock had a tangible book value of $4.79 and $5.19 per share at September 30, 2009 and December 31, 2008, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2009 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,645	20.36%	$3,004	8.00%	N/A	N/A
Bank	$7,393	19.69%	$3,004	8.00%	$3,755	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,176	19.11%	$1,502	4.00%	N/A	N/A
Bank	$6,924	18.44%	$1,502	4.00%	$2,253	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,176	15.65%	$1,834	4.00%	N/A	N/A
Bank	$6,924	15.10%	$1,834	4.00%	$2,292	5.00%

Results of Operations

CNB had net income (loss) of $(579,000) and $138,000 for the nine months ended September 30, 2009 and 2008, respectively. Factors such as controlled asset growth, asset/liability repricing and management, and non-interest income have combined to provide the necessary income to reach and exceed the break-even point to support the level of infrastructure and staffing required for operation of the Bank; however the combination of an FDIC special premium assessment and a significant additional provision for loan losses negatively affected earnings for 2009. Net income before the provision for loan losses was $184,000 and $193,000 for the nine months ended September 30, 2009 and 2008, respectively.

Total interest income for the three month and nine month periods ended September 30, 2009 was $768,000 and $2.3 million, respectively. Total interest expense for the same periods ended September 30, 2009 was $265,000 and $866,000, respectively. For the three months ended September 30, 2008, total interest income was $782,000, and total interest expense was $315,000. For the nine month period ended September 30, 2008, total interest income and total interest expense were $2.3 million and $997,000. The decreased interest income and expense from 2008 to 2009 is indicative of stable growth and asset/liability repricing in a low market rate environment. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin remained strong at 4.27% during the first nine months of 2009, down from 4.38% for the same period in 2008.

Total non-interest income for the quarter ended September 30, 2009 was $58,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $462,000. Personnel expense and professional fees accounted for 56.7% and 8.4% non-interest expense, respectively. Non-interest income for the three months ended September 30, 2008 was $61,000, while non-interest expense was $438,000. For the nine month period ended September 30, 2009, non-interest income was $185,000 and non-interest expense was $1.4 million. For the same period in 2008, non-interest income and non-interest expense were $181,000 and $1.3 million, respectively. For the nine month period ended September 30, 2009 compared to the same period in 2008, non-interest income and non-interest expense increased 2.2% and 5.5%, respectively. An FDIC special assessment in the amount of $19,000 combined with significantly higher FDIC premiums, which have been assessed industry-wide, was and will continue to be the primary factor of increased non-interest expense during 2009.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of September 30, 2009 were unfulfilled loan commitments totaling $4.4 million.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

From inception until early 2009, the Company has had no material delinquencies or trends that would indicate the expectation of material losses; however, during the second and third quarters of 2009, higher delinquencies and material negative changes in customers’ loan repayment abilities indicate a trend, as evidenced through increased impaired loans, which may be indicative of the expectation of material losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is adequate. The establishment of allowance factors is a continuing exercise and may change from period to period, resulting in an increase or decrease in the amount of provision or allowance based upon the same volume or classification of loans. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after

March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2009.

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

Not applicable.

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

CNB BANCORP, INC.
(Registrant)

DATE: November 16, 2009	BY:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin
Chief Executive Officer

DATE: November 16, 2009	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer