Form 10-K
period 2009-12-31
CNB BANCORP INC/VA
filed 2010-03-30
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2009 was $3,069,217. This calculation is based upon an estimate of the fair market value of the Company’s common stock at $1.61 per share, which was the price of the last trade of which management is aware prior to this date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 16, 2010, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 8, 2010 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 6, 2010, are incorporated by reference into Part III.

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

Citizens National Bank

Citizens National Bank received its final approval to become a national bank from the Office of the Comptroller of Currency (OCC) and began operations in April, 2003.

Market Area and Competition. Our primary service area consists of the 15-mile radius surrounding our main office location in the Town of Windsor, Virginia. This area includes all of the County of Isle of Wight, the Cities of Franklin and Suffolk, and portions of Southampton, Surry and Sussex Counties.

As of December 31, 2009, our primary service area was serviced by 14 financial institutions with 41 banking offices, and there was only one other bank operating in the Town of Windsor. Almost all of the financial institutions operating within our primary service area are large national, regional or super-regional banks. With the exception of one local bank, Farmers Bank, none of these financial institutions are headquartered in our primary service area.

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

Lending Policy. The Bank continues to aggressively seek creditworthy borrowers within its primary service area. As of December 31, 2009, the Bank’s loan portfolio was comprised of the following:

Loan Classification	Percentage of Total Loans
Real estate-related loans	79.3%

Commercial loans	8.6%

Consumer loans	12.1%

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

Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and non-farm, non-residential loans secured by real estate (typically owner-occupied commercial buildings). The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 80%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 90% of the as-built appraised value or 100% of project cost. The Bank also offers home equity lines of credit, which equaled approximately 3.3% of the Bank’s total loans, as of December 31, 2009, and have interest rate terms that are variable rather than fixed.

As of December 31, 2009, approximately 25.9% of the Bank’s real estate-related loans had interest rate terms that were variable or carried a term of 12 months or less. Additionally, the terms of the Bank’s real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder’s ability to sell the home to a buyer, the buyer’s ability to obtain permanent financing and the construction project’s ability to produce income in the interim.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to medium-size businesses whose demands for funds fall within the legal lending limits of the Bank. The Bank’s commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank’s commercial loans as of December 31, 2009, approximately 71.8% were adjustable-rate loans or mature within one year and 28.2% had maturities extending beyond 12 months but less than 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, continued prolonged economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

Investments. In addition to its loan operations, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities such as corporate bonds and state and municipal bonds. The Bank also may invest in certificates of deposits in other financial institutions. The amount invested in such time deposits, as viewed on an institution by institution basis, generally would not exceed $250,000; therefore, being fully insured by the FDIC. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank’s investment policies.

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

Employees. As of December 31, 2009, the Bank had a total of 16 full time equivalent employees. CNB does not have any employees who are not also employees of Citizens National Bank.

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

The Company

The Company owns all of the capital stock of the Bank; therefore, it is a bank holding company under the Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve As a bank holding company registered under the Virginia Banking Act, the Virginia Bureau of Financial Institutions, a division of the Virginia State Corporation Commission, also regulates and monitors all significant aspects of the Company’s operations.

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

The Bank

Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

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

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The other capital categories are well capitalized, adequately capitalized, and undercapitalized. As of December 31, 2009, the Bank qualified for the well-capitalized category.

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

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system. Starting with the second quarter of 2009, institutions in Risk Category I have a base assessment rate between 12 and 16 cents per $100 of deposits. Risk Categories II, III, and IV have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively. These base assessments were subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits. As a result of these adjustments, institutions in Risk Category I were charged rate between 7 and 24 cents per $100 of deposits. Risk Categories II, III, and IV were charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC imposed an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated deposit institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2009, our consolidated ratio of total capital to risk-weighted assets was 19.3% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 18.0%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2009, our consolidated leverage ratio was 13.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by the Bank’s board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2009, the Bank could not pay cash dividends without prior regulatory approval.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

We could suffer additional loan losses from declines in credit quality.

We could sustain additional losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

If the value of real estate in our core market were to continue to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2009, approximately 79.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. In a market with reduced real estate values, our earnings and capital could be adversely affected if we are required to liquidate the collateral securing a loan to satisfy the debt. Consequently, a further decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations to us. We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control. These future losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.

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

Negative developments during 2008, which continued into 2009, in the global credit and derivative markets have resulted in uncertainty in the financial markets in general. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

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

Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance to the FDIC. The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which was payable on June 30, 2009. Beginning on April 1, 2009, the FDIC modified the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Assessment rates ranged from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which were paid on September 30, 2009. In addition, the FDIC adopted an interim rule to impose an emergency assessment of 5 basis points as of June 30, 2009, which was also collected on September 30, 2009. The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that would be close to zero or negative at the end of a calendar quarter.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board. On December 30, 2009, the Company prepaid $214,000 of FDIC assessments.

During the year ended December 31, 2009, we paid $73,000 in deposit insurance assessments. Due to the recent increases in the assessment rates, and the potential for additional increases, we may be required to pay additional amounts to the Deposit Insurance Fund throughout 2010, which could have an adverse effect on our earnings. If the deposit insurance premium assessment rate applicable to us increases again, either because of our risk classification, because of emergency assessments, or because of another increase, our earnings could be further adversely impacted.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol CNBV. To the Company’s knowledge, the last price at which our stock was sold was $1.61 per share on March 2, 2010. As of December 31, 2009, we had approximately 921 shareholders of record. The Company’s high and low stock price over the past eight quarters is shown in the following table.

	2009		2008
	High	Low	High	Low
First Quarter	$2.50	$1.40	$3.50	$3.05
Second Quarter	2.80	2.40	5.30	3.30
Third Quarter	5.25	2.40	4.80	2.25
Fourth Quarter	5.25	1.75	4.80	2.10

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

The Company has not repurchased any common stock during 2009 or 2008.

The information contained on pages 8 through 10 of the 2010 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference and outlines our securities authorized for issuance under equity compensation plans as of December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data is not required by smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2009 was a challenging year in margin management as we worked to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that surfaced in 2007 and remained prevalent throughout 2008 and 2009, we remain more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. The economic environment that has been created has and may continue to influence the ability of some of our customers to repay their loans. The fast downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

As of December 31, 2009, total assets were $47.5 million, consisting primarily of securities of $7.6 million, loans, net of allowance for loan losses, of $36.1 million and premises and equipment of $1.4 million. Comparatively, at December 31, 2008, total assets were $45.2 million, which consisted primarily of securities of $5.2 million, loans, net of allowance for loan losses, of $35.9 million and premises and equipment of $1.5 million. At December 31, 2009, total deposits were $40.8 million compared to total deposits at December 31, 2008 of $37.3 million. Interest bearing deposits at December 31, 2009 and 2008 were $38.4 million and $34.3 million, respectively. For the year ended December 31, 2009, the Company had net operating income before the provision for loan losses of $54,000 compared to $264,000 for the year ended December 31, 2008. Net income in 2008 of $136,000 decreased to a net loss position of $1.1 million in 2009 due primarily to increased loan loss provisions and FDIC insurance premiums.

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

The Company evaluates various loans individually for impairments. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; peer group comparison; results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners; and national and local economic conditions.

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

Results of Operations

Net Income (Loss)

It is normal for new banks to experience operating losses in their formative years through start up and operating expenses. The Company began experiencing sustainable operating income during 2006 and continued to post earnings in 2007 and 2008. However, the economic downturn that we are experiencing produced results which did and may continue to impact our earnings potential. We were profitable in the first and second quarters of 2009, but our annualized earnings were negatively impacted by increased FDIC deposit insurance premiums, significantly higher provisions for loan losses, the impact of nonaccrual interest lost, and increased personnel costs, resulting in a net loss of $1.1 million for the year ended December 31, 2009. This represents a net loss per basic and diluted share of ($0.76). For the year ended December 31, 2008, the Company’s net income was $136,000; $0.09 earnings per basic and diluted share. Return on average assets (ROA) measures how effectively the Company employs its assets to produce net income. For the year ended December 31, 2009, ROA was (2.45%) compared to 0.31% for the year ended December 31, 2008. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE for the year ended December 31, 2009 was (15.10%) compared with 1.77% for the year ended December 31, 2008. Average equity to average assets was 16.22% and 17.67% for the years ended December 31, 2009 and 2008, respectively. During 2009, the Company reserved $1.2 million, an increase of $1.1 million or 832.8% over the amount reserved during 2008. Net income from operations before the provision for loan losses was $54,000 for 2009 compared to $264,000 for 2008, a decrease of 79.5%.

TABLE 1: Average Balances, Interest Income and Expense, Yields and Rates

The following table shows the average balance sheet for the year ended December 31, 2009 and 2008. In addition, the amount of interest earned on earning assets, with related yields and interest on interest bearing liabilities, together with rates, is shown.

	2009			2008
(Dollars in thousands)	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
Assets:
Securities, taxable	$6,812	$294	4.32%	$6,175	$330	5.34%
Loans	36,893	2,685	7.28%	34,505	2,784	8.07%
Federal funds sold	995	2	0.20%	618	12	1.94%

Total earnings assets	44,700	$2,981	6.67%	41,298	$3,126	7.57%
Less: Allowance for loan losses	(715)			(382)
Total non-earning assets	2,563			2,548

Total Assets	$46,548			$43,464

Liabilities and shareholders’ equity:
Interest bearing deposits:
Checking	$911	$4	0.44%	$1,001	$9	0.90%
Money market savings	1,198	15	1.25%	884	17	1.92%
Regular savings	1,260	3	0.24%	1,282	6	0.47%
Time Deposits:
$100,000 and over	13,125	462	3.52%	10,306	474	4.60%
Under $100,000	19,416	649	3.34%	19,179	808	4.21%

Total interest bearing deposits	35,910	1,133	3.16%	32,652	1,314	4.02%
Federal funds purchased	57	1	1.75%	201	5	2.49%

Total interest bearing liabilities:	35,967	$1,134	3.15%	32,853	$1,319	4.01%
Non-interest bearing liabilities:
Demand deposits	2,877			2,752
Other liabilities	150			181

Total liabilities	38,994			35,786
Shareholders’ equity	7,554			7,678

Total Liabilities and Shareholders’ equity	$46,548			$43,464

Net interest income		$1,847			$1,807

Interest rate spread			3.52%			3.56%

Interest expense to average earning assets			2.54%			3.19%

Net interest margin			4.13%			4.38%

The following table describes the impact on the interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate and Volume Analysis

	Years ended December 31,
	2009 compared to 2008			2008 compared to 2007
	Change Due To:			Change Due To:
	Increase (Decrease)	Rate	Volume	Increase (Decrease)	Rate	Volume

Interest income:
Securities	$(36)	$(78)	$42	$(131)	$5	$(136)
Loans	(99)	(336)	237	74	(169)	243
Federal funds sold	(10)	(31)	21	(113)	(51)	(62)

Total interest income	(145)	(445)	300	(170)	(215)	45

Interest expense:
Interest bearing deposits:
Checking	(5)	(4)	(1)	—	—	—
Money market savings	(2)	95	(97)	4	4	0
Regular savings	(3)	(3)	(0)	(10)	(9)	(1)
Time Deposits:
$100,000 and over	(12)	73	(85)	43	(40)	83
Under $100,000	(159)	(169)	10	(282)	(155)	(127)
Federal funds purchased	(4)	(100)	96	4	(0)	4

Total interest bearing liabilities	(185)	(108)	(77)	(241)	(200)	(41)

Net interest income	$40	$(337)	$377	$71	$(15)	$86

Net Interest Income

Net interest income, CNB’s primary source of consolidated earnings, is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Other factors affecting net interest income included paying higher interest rates to attract depositors and extending credit with lower interest rates to attract borrowers. For the year ended December 31, 2009, interest income was $3.0 million and interest expense was $1.1 million. For the year ended December 31, 2008, interest income and interest expense were $3.1 million and $1.3 million, respectively. Net interest income remained largely stable for 2009 at $1.8 million, increasing $40,000 or 2.2%, compared to $1.8 million for 2008.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this importance and continues to review and consider areas where non-interest income can be increased. Non-interest income for the year ended December 31, 2009 was $224,000, compared to $229,000 for the year ended December 31, 2008. The Company’s main sources of non-interest income for the year ended December 31, 2009 were $74,000 from non-sufficient fund/overdraft accounts, $11,000 from fixed rate mortgage brokerage fees, $12,000 from shares owned in a local title insurance agency, and $27,000 from debit card and ATM activity. Also during 2009, the Company realized gains of $67,000 on the disposition of securities. The primary sources of non-interest income for the year ended December 31, 2008 were $119,000 from non-sufficient fund/overdraft accounts, $5,000 from shares owned in a local title insurance agency, $33,000 from debit card and ATM activity, and realized gains of $26,000 on disposition of securities.

TABLE 3: Non-Interest Income

	Year Ended December 31,
(Dollars in thousands)	2009	2008
Service charges on deposit accounts	$12	$13
Other fees and commissions	89	133
Realized gain on sale of securities	67	26
Other operating income	56	57

Total non-interest income	$224	$229

Non-Interest Expense

Improving operating efficiency is as important to management as enhancing non-interest income. For the year ended December 31, 2009, major components of other operating expenses were ATM expense – $45,000, insurance – $22,000, FDIC assessments – $73,000, regulatory assessments – $28,000, and franchise taxes – $56,000. The same major components for the year ended December 31, 2008 were $41,000, $18,000, $25,000, $25,000, and $52,000, respectively. Comparatively, non-interest expense increased 13.8% in 2009 over 2008.

TABLE 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in thousands)	2009	2008
Personnel	$1,138	$996
Occupancy and equipment	123	139
Professional fees	218	172
Advertising	20	31
Computer services	90	91
Other operating expenses	428	343

Total non-interest expense	$2,017	$1,772

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

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2009	2008
Allowance, beginning of period	$493	$400
Provision for loan losses	1,194	128
Loans charged off	(1,002)	(131)
Recoveries of loans previously charged off	1	96

Allowance, end of period	$686	$493

The allocation of the allowance at December 31, 2009 and 2008 and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	2009		2008
		Percent of Loans		Percent of Loans
	Allowance for	in Category to	Allowance for	in Category to
(Dollars in thousands)	Loan Losses	Total Loans	Loan Losses	Total Loans
Commercial and industrial	$115	9.39%	$46	9.18%
Real estate commercial	268	34.55	278	33.77
Real estate consumer	161	44.78	92	42.48
Consumer installment	137	11.28	77	14.57
Unallocated	5	N/A	—	N/A

Balance, December 31	$686	100.00%	$493	100.00%

Financial Condition

Summary

A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining profitability while maintaining an acceptable level of risk. At December 31, 2009, the Company had $47.5 million in total assets. Interest-earning assets and interest-bearing liabilities were $45.6 million and $38.4 million, respectively. At December 31, 2008, the Company had $45.2 million in total assets. Interest-earning assets were $43.1 million and interest-bearing liabilities were $34.3 million.

Loan Portfolio

CNB’s loan portfolio is its largest and most profitable component of earning assets, totaling 80.7% of interest-earning assets at December 31, 2009 and 84.5% at December 31, 2008. The Company, through the Bank, engages in a wide range of lending activities, which include one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. CNB continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.

TABLE 7: Loan Portfolio

	December 31,
(Dollars in thousands)	2009	2008
Commercial and industrial	$3,154	$3,161
Real estate construction	4,431	5,262
Real estate mortgage:
Residential (1-4 family)	10,871	9,350
Home equity lines	1,151	857
Non-farm, non-residential (1)	12,696	12,298
Agricultural	297	183
Consumer installment	4,143	5,303

Total loans	$36,743	$36,414

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

Non-farm, non-residential loans are typically owner-occupied commercial buildings. At December 31, 2009, non-farm, non-residential loans were 34.6% of the total portfolio, compared to 33.8% at December 31, 2008. Commercial, industrial and agricultural loan portfolio consists of secured and unsecured loans to small businesses, comprising 9.4% and 9.2% of the total portfolio at December 31, 2009 and 2008, respectively.

CNB’s unfunded loan commitments totaled $2.7 million at December 31, 2009 and $5.4 million at December 31, 2008.

The following table reflects the maturity distribution of selected loan categories at December 31, 2009.

TABLE 8: Remaining Maturities of Selected Loan Categories

(Dollars in thousands)	Commercial and Industrial, Agricultural	Real Estate - Construction
Variable Rate:
Within 1 year	$548	$217
1 to 5 years	10	468
After 5 years	—	—
Fixed Rate:
Within 1 year	1,743	3,183
1 to 5 years	1,150	563
After 5 years	—	—

Total Maturities	$3,451	$4,431

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

The Company had nonperforming assets of seven loans on non-accrual totaling $920,000 at December 31, 2009. Five loans totaling $919,000 classified as non-accrual were also classified as impaired. Four loans, two of which were also non-accrual and impaired, totaling $525,000 were also classified for regulatory purposes as doubtful. There were no loans delinquent 90 days or more and still accruing interest or classified for regulatory purposes as loss or other real estate owned. At December 31, 2008, the Company had nonperforming assets of two loans delinquent 90 days or more and still accruing totaling $21,000, no loans on non-accrual, and one loan of $441,000 classified as impaired. There were no loans classified for regulatory purposes as loss or doubtful or other real estate owned. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in our primary service area. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions of our primary service area. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2009.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Securities Portfolio

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity. Table 9 presents information pertaining to the composition of the securities portfolio. CNB manages its investment portfolio consistent with established policies that include guidelines for maturity distribution, rate sensitivity, and liquidity needs. The investment portfolio consists of securities available for sale, which may be sold in response to established policies. These securities are carried at estimated fair value, which was $7.6 million at December 31, 2009.

TABLE 9: Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 to 5 years	$1,265	$1,255	1.74%
Maturing within 5 to 10 years	2,822	2,762	4.34
Maturing after 10 years	2,898	2,878	3.68

Total U.S. government agencies and corporations	6,985	6,895	3.59

State and municipals, maturing within 5 to 10 years	534	519	5.25

Total securities	$7,519	$7,414	3.71%

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

Table 10 presents the average deposit balances and average rates paid for the periods ended December 31, 2009 and 2008. Table 11 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2009.

TABLE 10: Average Deposits and Rates Paid

	December 31,
	2009		2008
(In thousands)	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$2,877		$2,752

Interest bearing accounts:
Interest checking	911	0.44%	1,001	0.90%
Regular savings	1,260	0.24	1,282	0.47
Money market accounts	1,198	1.25	884	1.92
Time deposits:
$100,000 and greater	13,125	3.52	10,306	4.60
Under $100,000	19,416	3.34	19,179	4.21

Total interest bearing deposits	35,910	3.16%	32,652	4.02%

Total	$38,787		$35,404

TABLE 11: Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

At December 31, 2009	$2,106	$2,488	$6,658	$2,326	$13,578	33.26%

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

Although maintaining and increasing deposits will serve as the primary source of liquidity, CNB maintains additional sources of liquidity through a federal funds line with Community Bankers Bank. At December 31, 2009, cash, federal funds sold, securities available for sale, and loans maturing within one year were 36.6% of total deposits and liabilities.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The primary technique for managing interest rate risk exposure is management of the interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated to mature or re-price within that same time period. During a period of rising interest rates, a “positive gap” implies that net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In a period of falling interest rates, the opposite effect on net income is likely to occur. Table 12 sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2009.

TABLE 12: Interest Rate Sensitivity

	0 - 3	3 - 12	1 - 5	Over 5
(Dollars in thousands)	Months	Months	Years	Years	Total
Interest Earning Assets
Securities	$—	$—	$1,255	$6,358	$7,613
Loans	5,074	8,123	23,442	104	36,743
Federal funds sold	1,197	—	—	—	1,197

Total	$6,271	$8,123	$24,697	$6,462	$45,553
Cumulative totals	$6,271	$14,394	$39,091	$45,553

Interest Bearing Liabilities
Interest checking (1)	$1,798	$—	$—	$—	$1,798
Savings (1)	1,299	—	—	—	1,299
Money Market (1)	992	—	—	—	992
Time Deposits	5,905	20,251	8,114	—	34,270

Total	$9,994	$20,251	$8,114	$—	$38,359
Cumulative totals	$9,994	$30,245	$38,359	$38,359

Interest sensitivity gap	$(3,723)	$(12,128)	$16,583	$6,462	$7,194
Cumulative interest sensitivity gap	$(3,723)	$(15,851)	$732	$7,194
Cumulative interest sensitivity gap to total interest earning assets	-8.17%	-34.80%	1.61%	15.79%

(1)	Non-maturity, interest sensitive, deposits are classified as repriceable within 0-3 months, under the assumption that rates are subject to change weekly, at the discretion of management.

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

At December 31, 2009, consolidated shareholders’ equity was $6.5 million or 13.7% of total assets. At December 31, 2008, consolidated shareholder’s equity was $7.8 million or 17.2% of total assets. The Company’s common stock had a tangible book value of $4.34 per share at December 31, 2009 and $5.20 per share at December 31, 2008.

TABLE 13: Capital Analysis

	December 31,
(In thousands)	2009	2008
Tier 1 Capital:
Common stock	$15	$15
Capital surplus	9,567	9,567
Retained earnings (deficit)	(2,967)	(1,827)

Total Tier 1 capital	6,615	7,755
Tier 2 Capital:
Allowance for loan losses	462	457

Total risk-based capital	$7,077	$8,212

Risk weighted assets	$36,744	$36,514
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	18.00%	21.24%
Total risk-based capital ratio	19.26%	22.49%
Tier 1 capital to average total assets	13.70%	17.28%

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2009 were unfulfilled loan commitments of $2.7 million. The Company had no standby letters of credit as of December 31, 2009.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures about Market Risk is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this Item 8:

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2009 and 2008.

2.	Consolidated Statements of Operations for years ended December 31, 2009 and 2008.

3.	Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2009 and 2008.

4.	Consolidated Statements of Cash Flows for years ended December 31, 2009 and 2008.

5.	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Cash and due from banks	$634	$769
Federal funds sold	1,197	1,440
Securities available for sale, at fair value	7,414	5,048
Restricted securities, at cost	199	199
Loans, net of allowance for loan losses of $686 and $493 on December 31, 2009 and 2008	36,057	35,921
Premises and equipment, net	1,420	1,450
Other assets	596	408

Total assets	$47,517	$45,235

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,461	$3,000
Interest bearing deposits	38,359	34,302

Total deposits	40,820	37,302
Accrued interest payable	96	116
Other liabilities	91	15

Total liabilities	41,007	37,433

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at December 31, 2009 and 2008	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,967)	(1,827)
Accumulated other comprehensive income (loss)	(105)	47

Total shareholders’ equity	6,510	7,802

Total liabilities and shareholders’ equity	$47,517	$45,235

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2009	2008
Interest and Dividend Income
Loans, including fees	$2,686	$2,784
Investment securities, taxable	293	330
Federal funds sold	2	12

Total Interest and Dividend Income	2,981	3,126

Interest Expense
Deposits	1,133	1,314
Other borrowings	1	5

Total Interest Expense	1,134	1,319

Net Interest Income	1,847	1,807

Provision for Loan Losses	1,194	128

Net Interest Income after Provision for Loan Losses	653	1,679

Non-Interest Income
Service charges on deposit accounts	12	13
Other fees and commissions	89	133
Net realized gains on disposition of securities	67	26
Income from investment in title company	12	15
Mortgage broker fees	11	5
Other income	33	37

Total Non-Interest Income	224	229

Non-Interest Expense
Personnel	1,138	996
Occupancy and equipment	123	139
Professional fees	218	172
Advertising	20	31
Computer services	90	91
Other	428	343

Total Non-Interest Expense	2,017	1,772

Net Income (Loss)	$(1,140)	$136

Earnings (loss) per share, basic and diluted	$(0.76)	$0.09

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009 and 2008

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802

Comprehensive loss:
Net loss	—	—	—	(1,140)	—	$(1,140)	(1,140)
Other comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(85)	—
Reclassification adjustment	—	—	—	—	—	(67)	—

Total other comprehensive loss	—	—	—	—	(152)	$(152)	(152)

Total comprehensive loss	—	—	—	—	—	$(1,292)	—

Balance - December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510

Balance - December 31, 2007	1,500,427	$15	$9,567	$(1,963)	$18		$7,637

Comprehensive income:
Net income	—	—	—	136	—	$136	136
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	55	—
Reclassification adjustment	—	—	—	—	—	(26)	—

Total other comprehensive income	—	—	—	—	29	$29	29

Total comprehensive income	—	—	—	—	—	$165	—

Balance - December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided (used in) by operating activities:
Net income (loss)	$(1,140)	$136
Provision for loan losses	1,194	128
Depreciation and amortization	83	86
Net amortization (accretion) of securities	54	(6)
Realized (gain) on securities	(67)	(26)
Changes in:
Interest receivable	5	17
Other assets	(213)	(91)
Interest payable	(20)	(32)
Other liabilities	76	12

Net cash provided by (used in) operating activities	(28)	224

Cash Flows From Investing Activities
Purchase of available for sale securities	(8,230)	(2,994)
Proceeds from sales, calls and maturities of available for sale securities	5,725	5,628
Purchase of property and equipment	(33)	(26)
Net increase in loans	(1,330)	(3,934)

Net cash used in investing activities	(3,868)	(1,326)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	(539)	319
Net increase in interest bearing deposits	4,057	1,828

Net cash provided by financing activities	3,518	2,147

Net increase (decrease) in cash and cash equivalents	$(378)	$1,045

Cash and Cash Equivalents
Beginning	2,209	1,164

Ending	$1,831	$2,209

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,154	$1,351

Unrealized gain (loss) on available for sale securities	$(152)	$29

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company had no securities classified as held to maturity at December 31, 2009 and 2008.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The company accounts for the impairment of securities by specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When the Company does not intend to sell the security, and it more likely than not it will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. Gains and losses on the sale of securities are recorded on the trade date and are determined on the basis of the cost of the securities sold using the specific identification method.

Restricted Securities

The Company has elected to maintain an investment in the capital stock of certain correspondent banks. No ready market exists for this stock, and it has no quoted market value. The Company’s investment in these stocks is recorded at cost.

Restricted securities include Federal Reserve Bank and Community Bankers’ Bank stock.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified and special mention loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses to the portfolio.

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

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Foreclosed Property

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the lower of the Bank’s cost or the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in net expenses from foreclosed assets. The Bank had no foreclosed assets at December 31, 2009 and 2008.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2009 and 2008, the Company expensed $20,000 and $31,000, respectively, for advertising costs.

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

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Applicable accounting guidance requires the costs resulting from all share-based payments be recognized in the financial statements. The Company measures the cost of employee services received in exchange for stock options based on the grant date fair value of these awards as calculated using the Black-Scholes option-pricing model. The cost is recognized over the period the employee is required to provide services for the award. No stock-based compensation was recognized during the years ended December 31, 2009 and 2008 as no options or warrants were granted or vested.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Recent Accounting Pronouncements

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In September 2009, the FASB issued new guidance impacting Topic 820. This update creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance was effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

NOTE 2: Securities

The amortized cost and fair value of securities available for sale as of December 31, 2009 and 2008 are as follows:

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,973	$13	$(85)	$5,901
Corporate bonds	1,012	—	(18)	994
State and municipals, taxable	534	—	(15)	519

	$7,519	$13	$(118)	$7,414

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$3,987	$110	$—	$4,097
Corporate bonds	1,014	—	(63)	951

	$5,001	$110	$(63)	$5,048

The amortized cost and estimated fair value of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,265	1,255
Due after five through ten years	3,356	3,281
Due after ten years	2,898	2,878

	$7,519	$7,414

At December 31, 2009 and 2008, securities with a carrying value of $538,000 and $496,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sales, maturities and the calls of securities available for sale in 2009 and 2008 were $5.7 million and $5.6 million, respectively. During 2009 and 2008, the Company realized gains on the disposition of securities of $67,000 and $26,000, respectively.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices in the current rate environment. There are ten accounts in the portfolio that have unrealized losses at December 31, 2009. These losses are relative to the market rates and the timing of purchases and are not due to credit concerns of the issuers as all accounts are classified as investment grade. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities.

	December 31, 2009
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$4,376	$(64)	$479	$(21)
Corporate bonds	—	—	993	(18)
State and municipal bonds, taxable	519	(15)	—	—

	December 31, 2008
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$951	$(63)	$—	$—

NOTE 3: Loans

The composition of loans is summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008
Loans secured by real estate:
Construction	$4,431	$5,262
Secured by 1-4 family residential	12,022	10,207
Non-farm, non-residential	12,696	12,298
Agricultural	297	183
Commercial and industrial loans	3,154	3,161
Loans to individuals	4,143	5,303

Total loans	36,743	36,414
Less: Allowance for loan losses	686	493

Net loans	$36,057	$35,921

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

NOTE 4: Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
(Dollars in thousands)	2009	2008
Balance, beginning	$493	$400
Provision charged to operating expense	1,194	128
Loans charged off	(1,002)	(131)
Recoveries of loans previously charged off	1	96

Balance, ending	$686	$493

	December 31,
(Dollars in thousands)	2009	2008
Impaired loans without a valuation allowance	$920	$—
Impaired loans with a valuation allowance	1,072	441

Total impaired loans	$1,992	$441

Valuation allowance related to impaired loans	271	126
Total non-accrual loans excluded from impaired loans	8	—
Total loans past due ninety days and still accruing	—	21

	Year ended December 31,
(Dollars in thousands)	2009	2008
Average balance of impaired loans	$2,725	$446
Interest income recognized on impaired loans	62	29
Cash-basis interest included in interest income	32	21

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5: Premises and Equipment

Premises and equipment as of December 31, 2009 and 2008 consists of the following:

(Dollars in thousands)	2009	2008
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	225	344

	1,781	1,900
Less accumulated depreciation	361	450

	$1,420	$1,450

Depreciation expense was $63,000 and $76,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6: Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 was $13.6 million and $10.9 million at December 31, 2008. At December 31, 2009, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2010	$26,157
2011	3,911
2012	3,490
2013	407
2014	303

$34,268

Overdrawn deposit accounts totaling $4,000 at December 31, 2009 and $9,000 at December 31, 2008 were reclassified from deposits to loans.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

NOTE 7: Earnings (Loss) per Share

At December 31, 2009 and 2008, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 1,500,427. Basic and diluted loss per share was ($0.76) for the year ended December 31, 2009, compared to earnings per share of $0.09 for the year ended December 31, 2008. Stock options and warrants outstanding for 2009 were 84,027 shares and 81,375 shares, respectively. For 2008, stock options outstanding were 86,027 shares and warrants outstanding were 91,125 shares. For 2009 and 2008, these shares were considered anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.

NOTE 8: Warrants and Stock Options

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares at an exercise price of $6.67 per share. All of the remaining warrants are held by the organizing directors of the Company and fully vested during 2005.

	2009			2008
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	91,125	$6.67		91,125	$6.67
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(9,750)	6.67		—	—

Outstanding at end of year	81,375	$6.67	$—	91,125	$6.67

Warrants exercisable at end of year	81,375	$6.67	$—	91,125	$6.67

The aggregate intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the holders had they exercised their warrants on December 31, 2009.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)
$ 6.67	81,375	3.0

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations.

	2009			2008
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	86,027	$7.21		86,027	$7.21
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(2,000)	8.67		—	—

Outstanding at end of year	84,027	$7.17	$—	86,027	$7.21

Options exercisable at end of year	84,027	$7.17	$—	86,027	$7.21

The following table summarizes options outstanding at December 31, 2009.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 6.67	62,625	6.0	$6.67
8.33	1,500	4.5	8.33
8.67	19,902	6.0	8.67

$ 7.17	84,027	6.0	$7.17

NOTE 9: Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

(Dollars in thousands)	2009	2008
Deferred tax assets
Allowance for loan losses	$391	$158
Net operating loss	379	430
Stock options	43	43
Other	40	3

Deferred tax assets	853	634

Deferred tax liabilities
Fixed assets, net	(14)	(7)

Less: Valuation allowance	(839)	(627)

Net deferred tax assets (liabilities)	$—	$—

The provision for income taxes charged to operations for the period ended December 31, 2009 and 2008, consists of the following:

(Dollars in thousands)	2009	2008
Current tax expense	$—	$—
Deferred tax expense (benefit)	(212)	50
Change in valuation allowance	212	(50)

	$—	$—

Under the provisions of the Internal Revenue Code, the Company has approximately $1,116,000 of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire through December 31, 2025. The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

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

For the years ended December 31, 2009 and 2008, expense incurred related to this retirement plan was $30,000 and $32,000, respectively.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

NOTE 11: Related Party Transactions

Loans to directors and officers totaled $2,316,000 and $2,065,000 at December 31, 2009 and 2008, respectively. New advances and repayments equaled $566,000 and $315,000 during 2009, respectively. All such loans are performing in accordance with their terms and were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Deposits of directors and officers totaled $524,000 and $340,000 at December 31, 2009 and 2008, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2009 and 2008 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$7,077	19.26%	$2,940	8.00%	N/A	N/A
Bank	$6,835	18.60%	$2,940	8.00%	$3,674	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,615	18.00%	$1,470	4.00%	N/A	N/A
Bank	$6,373	17.34%	$1,470	4.00%	$2,205	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,615	13.70%	$1,931	4.00%	N/A	N/A
Bank	$6,373	13.20%	$1,931	4.00%	$2,414	5.00%

As of December 31, 2008:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$8,212	22.49%	$2,921	8.00%	N/A	N/A
Bank	$7,919	21.69%	$2,921	8.00%	$3,651	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$7,755	21.24%	$1,461	4.00%	N/A	N/A
Bank	$7,462	20.44%	$1,461	4.00%	$2,191	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$7,755	17.28%	$1,795	4.00%	N/A	N/A
Bank	$7,462	16.63%	$1,795	4.00%	$2,244	5.00%

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The Company and Bank may pay dividends only out of retained earnings. At December 31, 2009, no retained earnings were available for the payment of dividends.

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

As of December 31, 2009 and 2008, reserves of $50,000 were required as deposits with Community Bankers Bank.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed. At December 31, 2009 and 2008, the Company had unfunded commitments under lines of credit of $2.7 million and $5.4 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. At December 31, 2009 and 2008, the Company did not have any commitments to extend credit.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. At December 31, 2009 and 2008, the Company did not have any commercial or standby letters of credit.

The Company did not have deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2009 and 2008.

NOTE 14: Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosure. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimate may not be realized in an immediate settlement of an instrument.

Fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included with Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in market that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets of liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of far value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements at December 31, 2009 Using
Description (Dollars in thousands)	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$7,414	$—	$7,414	$—

	Fair Value Measurements at December 31, 2008 Using
Description (Dollars in thousands)	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$5,048	$—	$5,048	$—

Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at December 31, 2009
Description (Dollars in thousands)	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$801	$—	$801	$—

	Carrying Value at December 31, 2008
Description (Dollars in thousands)	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$315	$—	$315	$—

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

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$1,831	$1,831	$2,209	$2,209
Securities	7,414	7,414	5,048	5,247
Loans, net	36,057	36,080	35,921	35,983
Accrued interest receivable	252	252	257	5,247
Financial liabilities:
Non-interest bearing deposits	2,461	2,461	3,000	3,000
Interest bearing deposits	38,359	38,705	34,302	34,736
Accrued interest payable	96	96	116	116

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

NOTE 15: Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the years ended December 31,
(Dollars in thousands)	2009	2008
ATM expense	$45	$41
Insurance	22	18
FDIC assessments	73	25
Regulatory assessments	28	25
Taxes	56	52
Other	204	182

Total Other	$428	$343

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

NOTE 16: Parent Company Condensed Financial Information

Financial information for the parent company is as follows (dollars in thousands):

	December 31,
Balance Sheets	2009	2008
Assets
Cash	$241	$293
Investments in subsidiary	6,269	7,509

Total Assets	$6,510	$7,802

Liabilities and shareholders’ equity
Other liabilities	$—	$—
Shareholders’ equity	6,510	7,802

Total liabilities and shareholders’ equity	$6,510	$7,802

	For the years ended December 31,
Statements of Operations	2009	2008
Equity in undistributed earnings (loss) of subsidiary	$(1,089)	$188
Other expenses	(51)	(52)

Net income (loss)	$(1,140)	$136

	For the year ended December 31,
Statements of Cash Flows	2009	2008
Operating activities:
Net income (loss)	$(1,140)	$136
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Equity in undistributed earnings of subsidiary	1,089	(188)
Decrease in other liabilities	(1)	(3)

Net cash (used in) operating activities	(52)	(55)

Net (decrease) in cash	(52)	(55)

Cash at beginning of year	293	348

Cash at end of year	$241	$293

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CNB Bancorp, Inc.

Windsor, Virginia

We have audited the accompanying consolidated balance sheets of CNB Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of CNB Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 30, 2010

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

The information with respect to the Directors of the Company is contained on pages 1 through 6 of the 2010 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 10 of the 2010 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is contained on pages 6 through 8 of the 2010 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained on pages 6 through 8 of the 2010 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference. The information regarding Director compensation contained on page 8 of the 2010 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 8 through 10 of the 2010 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on page 10 of the 2010 Proxy Statement under the caption, “Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained on page 11 of the 2010 Proxy Statement under the caption, “Principal Accounting Fees and Services,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin(5)

14.1	Code of Ethics (2)

21.1	Subsidiaries of CNB Bancorp, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.
(5)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-K filed March 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/S/ JEFFREY H. NOBLIN
Jeffrey H. Noblin
President & Chief Executive Officer

Date:	March 30, 2010

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

Signature	Title	Date

/S/ JEFFREY H. NOBLIN	Director, President & Chief Executive Officer (principal executive officer)	March 18, 2010
Jeffrey H. Noblin

	Director	March 18, 2010
D. C. Bowman

/S/ ALLEN E. BROWN	Director	March 18, 2010
Allen E. Brown

/S/ JUDY D. BROWN	Director	March 18, 2010
Judy D. Brown

/S/ BRENTON D. BURGESS	Director	March 18, 2010
Brenton D. Burgess

/S/ OLIVER D. CREEKMORE	Director	March 18, 2010
Oliver D. Creekmore

Signature	Title	Date

/S/ DOROTHY L. DALTON	Director	March 18, 2010
Dorothy L. Dalton

/S/ HAROLD F. DEMSKO	Director	March 18, 2010
Harold F. Demsko

/S/ TOMMY J. DUNCAN	Director	March 18, 2010
Tommy J. Duncan

/S/ WILLIAM E. GOODWIN	Director	March 18, 2010
William E. Goodwin

/S/ ANNA M. NASH	Director	March 18, 2010
Anna M. Nash

/S/ SUSAN W. O’CONNELL	Director	March 18, 2010
Susan W. O’Connell

/S/ MARCIA C. PATTERSON	Director	March 18, 2010
Marcia C. Patterson

/S/ GERALD D. SCHEIMBERG	Director	March 18, 2010
Gerald D. Scheimberg

/S/ MICHAEL G. SMITH	Director	March 18, 2010
Michael G. Smith

/S/ ROBERT E. SPENCER, JR.	Director	March 18, 2010
Robert E. Spencer, Jr.

/S/ LESTER A. YOUNKINS	Director	March 18, 2010
Lester A. Younkins

/S/ ELIZABETH T. BEALE	Chief Financial Officer (principal accounting and financial officer)	March 30, 2010
Elizabeth T. Beale

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin(5)

14.1	Code of Ethics(2)

21.1	Subsidiaries of the Company(2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.
(5)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-K filed March 26, 2009.