Form 10-Q
period 2010-03-31
CNB BANCORP INC/VA
filed 2010-05-17
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2010, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2010 (unaudited)	December 31, 2009
Assets
Cash and due from banks	$493	$634
Federal funds sold	768	1,197
Securities available for sale, at fair value	8,135	7,414
Restricted securities, at cost	199	199
Loans, net of allowance for loan losses of $680 and $686 on March 31, 2010 and December 31, 2009	35,401	36,057
Premises and equipment, net	1,405	1,420
Other assets	562	596

Total assets	$46,963	$47,517

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,625	$2,461
Interest bearing deposits	37,572	38,359

Total deposits	40,197	40,820
Accrued interest payable	93	96
Other liabilities	124	91

Total liabilities	40,414	41,007

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at March 31, 2010 and December 31, 2009	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,932)	(2,967)
Accumulated other comprehensive loss	(101)	(105)

Total shareholders’ equity	6,549	6,510

Total liabilities and shareholders’ equity	$46,963	$47,517

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per share data)	2010	2009
Interest and Dividend Income
Loans, including fees	$643	$677
Investment securities, taxable	69	76
Federal funds sold	1	1

Total Interest and Dividend Income	713	754

Interest Expense
Deposits	243	302

Total Interest Expense	243	302

Net Interest Income	470	452
Provision for Loan Losses	—	37

Net Interest Income after Provision for Loan Losses	470	415

Non-Interest Income
Service charges on deposit accounts	3	3
Other fees and commissions	23	23
Net realized gains on disposition of securities	7	35
Income from investment in title company	3	2
Mortgage broker fees	—	1
Other income	9	8

Total Non-Interest Income	45	72

Non-Interest Expense
Personnel	266	262
Occupancy and equipment	34	31
Professional fees	48	39
Advertising	3	5
Computer services	26	23
Other	103	88

Total Non-Interest Expense	480	448

Net Income	$35	$39

Earnings per share, basic and diluted	$0.02	$0.03

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Comprehen- sive Income (Loss)	Total
Balance – December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510
Comprehensive income:
Net income	—	—	—	35	—	$35	35
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	11	—
Reclassification adjustment	—	—	—	—	—	(7)	—

Total other comprehensive income	—	—	—	—	4	$4	4

Total comprehensive income	—	—	—	—	—	$39	—

Balance – March 31, 2010	1,500,427	$15	$9,567	$(2,932)	$(101)		$6,549

Balance – December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802
Comprehensive loss:
Net income	—	—	—	39	—	$39	39
Other comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(92)	—
Reclassification adjustment	—	—	—	—	—	(35)	—

Total other comprehensive loss	—	—	—	—	(127)	$(127)	(127)

Total comprehensive loss	—	—	—	—	—	$(88)	—

Balance – March 31, 2009	1,500,427	$15	$9,567	$(1,788)	$(80)		$7,714

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$35	$39
Provision for loan losses	—	37
Depreciation and amortization	21	21
Net amortization of securities	17	4
Realized gain on securities	(7)	(35)
Changes in:
Interest receivable	8	(28)
Other assets	20	37
Interest payable	(3)	7
Other liabilities	33	20

Net cash provided by operating activities	124	102

Cash Flows From Investing Activities
Purchase of available for sale securities	(2,555)	(2,150)
Proceeds from sales, calls and maturities of available for sale securities	1,828	500
Net decrease in loans	656	158

Net cash used in investing activities	(71)	(1,492)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	164	(134)
Net increase (decrease) in interest bearing deposits	(787)	1,403

Net cash provided by (used in) financing activities	(623)	1,269

Net decrease in cash and cash equivalents	$(570)	$(121)
Cash and Cash Equivalents
Beginning	1,831	2,209

Ending	$1,261	$2,088

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$246	$295

Unrealized gain (loss) on available for sale securities	$4	$(127)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009; the results of operations for the three month periods ended March 31, 2010 and 2009; changes in shareholders’ equity for the three months ended March 31, 2010 and 2009; and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,691	$6	$(105)	$6,592
Corporate bonds	1,011	—	(4)	1,007
State and municipals, taxable	534	2	—	536

	$8,236	$8	$(109)	$8,135

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,973	$13	$(85)	$5,901
Corporate bonds	1,012	—	(18)	994
State and municipals, taxable	534	—	(15)	519

	$7,519	$13	$(118)	$7,414

Proceeds from available for sale securities that matured or were called by their issuers in the first three months of 2010 were $1.8 million. During the same period, the Company realized gains of $7,000 on the sale of securities.

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates have risen. There are eight accounts in the portfolio that have unrealized losses at March 31, 2010. These losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

	March 31, 2010
	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses
U.S. Government and federal agencies	$4,788	$(96)	$491	$(9)
Corporate bonds	1,007	(4)	—	—

	$5,795	$(100)	$491	$(9)

Note 3. Loans

The consolidated loan portfolio at March 31, 2010 and December 31, 2009 is composed of the following:

(Dollars in thousands)	March 31, 2010	Percentage	December 31, 2009	Percentage
Loans secured by real estate:
Construction and land development	$4,264	11.82%	$4,431	12.06%
Secured by 1-4 family residential	11,866	32.89%	12,022	32.72%
Nonfarm, nonresidential	13,057	36.19%	12,696	34.55%
Agricultural	100	0.27%	297	0.81%
Commercial and industrial loans	3,049	8.45%	3,154	8.58%
Loans to individuals	3,745	10.38%	4,143	11.28%

Total loans	$36,081	100.00%	$36,743	100.00%
Less: Allowance for loan losses	680		686

Loans, net	$35,401		$36,057

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2009	$686
Provision charged to operating expense	—
Loans recovered	—
Loans charged off	(6)

Balance, March 31, 2010	$680

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(Dollars in thousands)	March 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$921	$920
Impaired loans with a valuation allowance	1,058	1,072

Total impaired loans	$1,979	$1,992

Valuation allowance related to impaired loans	235	271
Total non-accrual loans excluded from impaired loans	6	8
Total loans past due ninety days and still accruing	—	—

(Dollars in thousands)	March 31, 2010	December 31, 2009
Average balance of impaired loans	$2,333	$2,725
Interest income recognized on impaired loans	11	62
Cash-basis interest included in interest income	—	32

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	225	225

	1,781	1,781
Less accumulated depreciation	376	361

	$1,405	$1,420

Note 6. Earnings Per Share

For the three months ended March 31, 2010 and 2009, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 82,527 shares and warrants outstanding of 81,375 shares were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At March 31, 2010, there were 82,527 options issued and outstanding, all of which were exercisable. No options were granted or exercised and 1,500 options were forfeited during the first three months of 2010. Options outstanding and exercisable had no intrinsic value at March 31, 2010. The following table summarizes options outstanding at March 31, 2010. Refer to Note 8 of the Company’s 2009 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 6.67	62,625	5.75	$6.67
8.33	1,125	4.25	8.33
8.67	18,777	5.75	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first three months of 2010, there were no warrants granted, exercised, or forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

exercisable had no intrinsic value at March 31, 2010 and are summarized in the following table. Refer to Note 8 of the Company’s 2009 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 6.67	81,375	2.75	$6.67

Note 9. Fair Value Measurements

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

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	Fair Value Measurements at March 31, 2010 Using
	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$8,135	$—	$8,135	$—

	Fair Value Measurements at December 31, 2009 Using
Description (Dollars in thousands)	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$7,414	$—	$7,414	$—

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at March 31, 2010
Description (Dollars in thousands)	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$823	$—	$823	$—

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	Carrying Value at December 31, 2009
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Description (Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$801	$—	$801	$—

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

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and short-term investments	$1,261	$1,261	$1,831	$1,831
Securities	8,135	8,135	7,414	7,414
Loans, net	35,401	35,382	36,057	36,080
Accrued interest receivable	244	244	252	252
Financial liabilities:
Non-interest bearing deposits	2,625	2,625	2,461	2,461
Interest bearing deposits	37,572	35,888	38,359	38,705
Accrued interest payable	93	93	96	96

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

Note 10. Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended March 31,
(Dollars in thousands)	2010	2009
ATM expense	$12	$13
Insurance	6	5
FDIC assessments	15	6
Regulatory assessments	7	7
Supplies and stationery	2	6
Taxes	12	13
Other	49	38

Total Other	$103	$88

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2009 was a challenging year in margin management as we worked to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that surfaced in 2007 and remained prevalent throughout 2008 and 2009, we remain more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. The economic environment that has been created has and may continue to influence the ability of some of our customers to repay their loans. A downward movement of interest rates may also influence our investment portfolio. A drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

Financial Condition

At March 31, 2010, CNB Bancorp, Inc. had total assets of $47.0 million compared to $47.5 million at December 31, 2009, a decrease of $554,000. The decrease in total assets is primarily due to a $656,000 decrease in net loans. At March 31, 2010, assets consisted principally of cash and cash equivalents of $1.3 million, $8.3 million in securities available for sale, $35.4 million in loans, net of allowance for loan losses, and $1.4 million in premises and equipment, net of accumulated depreciation.

Total liabilities at March 31, 2010 were $40.4 million, compared to $41.0 million at December 31, 2009. Total liabilities at March 31, 2010 consisted primarily of $2.6 million in non-interest bearing deposits and $37.6 million in interest bearing deposits. Non-interest bearing deposits increased $164,000, while interest bearing deposits decreased $787,000, or 2.1%, in the first three months of 2010.

As of March 31, 2010, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $2.7 million. At March 31, 2010, the Company had five loans in the amount of $590,000 on non-accrual status. The Company had fourteen loans totaling $2.0 million classified as impaired, four of which were on non-accrual. The Company had no loans past due 90 days and still accruing interest at March 31, 2010.

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

Total nonperforming assets at March 31, 2010 consisted of nonaccrual loans of $590,000 and no loans past due 90 days and still accruing interest. The Company had fourteen loans totaling $2.0 million classified as impaired, four of which were non-accrual and totaled $584,000. Four loans, two of which were also non-accrual and impaired, totaling $512,000 were also classified for regulatory purposes as doubtful. The Company had nonperforming assets of seven loans on non-accrual totaling $920,000 at December 31, 2009. Five loans totaling $919,000 classified as non-accrual were also classified as impaired. Four loans, two of which were also non-accrual and impaired, totaling $525,000 were also classified for regulatory purposes as doubtful. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to similar risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

Total loan charge-offs, less recoveries, for the three months ended March 31, 2010 and 2009 amounted to $6,000 for each period. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $680,000 representing 1.88% of gross loans, at March 31, 2010 decreased $6,000 compared to $686,000, or 1.87% of gross loans, at December 31, 2009. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on proper impairment analyses and monitoring of the qualitative, subjective factor weighting to ensure adequate reserves for the recessionary economic environment observed during 2009 and in anticipation of a potential recessionary economic environment through 2010.

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

Capital Resources

At both March 31, 2010 and December 31, 2009, consolidated shareholders’ equity was $6.5 million, representing 13.9% and 13.7% of total assets, respectively. The Company’s common stock had a tangible book value of $4.36 and $4.34 per share at March 31, 2010 and December 31, 2009, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2010 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,105	19.65%	$2,893	8.00%	N/A	N/A
Bank	$6,874	19.01%	$2,893	8.00%	$3,616	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,650	18.39%	$1,447	4.00%	N/A	N/A
Bank	$6,419	17.75%	$1,447	4.00%	$2,170	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,650	13.93%	$1,910	4.00%	N/A	N/A
Bank	$6,419	13.44%	$1,910	4.00%	$2,387	5.00%

Results of Operations

CNB had net income of $35,000 and $39,000 for the three months ended March 31, 2010 and 2009, respectively. Factors such as controlled asset growth, asset/liability repricing and management, and non-interest income have combined to provide the necessary income to reach and maintain profitability; however the combination of increased industry-wide FDIC premium assessments and the potential for significant additional provisions for loan losses may negatively affect earnings for 2010.

Total interest income for the three month periods ended March 31, 2010 and 2009 was $713,000 and $754,000, respectively. Total interest expense for the same periods was $243,000 and $302,000, respectively. The decreased interest income and expense from 2009 to 2010 is indicative of stable growth and asset/liability repricing in a low market rate environment. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin remained strong at 4.17% during the first three months of 2010, down slightly from 4.21% for the same period in 2009.

Total non-interest income for the quarter ended March 31, 2010 was $45,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $480,000. Personnel expense and professional fees accounted for 55.4% and 10.0% non-interest expense, respectively. Non-interest income for the three months ended March 31, 2009 was $72,000, consisting primarily of net realized gains on disposition of securities in the amount of $35,000, while non-interest expense was $448,000. For the three month period ended March 31, 2010 compared to the same period in 2009, non-interest income decreased 37.5% and non-interest expense increased 7.1%. Significantly higher FDIC premiums, which have been assessed industry-wide, were and will continue to be the primary factor of increased non-interest expense during 2010.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of March 31, 2010 were unfulfilled loan commitments totaling $2.7 million.

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

Allowance for Loan Losses. The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in its loan portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance in the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance it is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements – subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2010.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which CNB or its subsidiary is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS

  Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (a) Not applicable.

  (b) Not applicable.

  (c) Not applicable.

  The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s   annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31,   2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION

  (a) Required 8-K Disclosures. None

  (b) Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit

31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC. (Registrant)

DATE: May 14, 2010	BY:	/S/ JEFFREY H. NOBLIN
Jeffrey H. Noblin
Chief Executive Officer

DATE: May 14, 2010	BY:	/S/ ELIZABETH T. BEALE
Elizabeth T. Beale
Chief Financial Officer