Form 10-Q
period 2010-06-30
CNB BANCORP INC/VA
filed 2010-08-16
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2010, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2010 (unaudited)	December 31, 2009
Assets
Cash and due from banks	$734	$634
Federal funds sold	1,840	1,197
Securities available for sale, at fair value	8,014	7,414
Restricted securities, at cost	199	199
Loans, net of allowance for loan losses of $616 and $686 on June 30, 2010 and December 31, 2009	35,277	36,057
Premises and equipment, net	1,390	1,420
Other assets	521	596

Total assets	$47,975	$47,517

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,006	$2,461
Interest bearing deposits	37,941	38,359

Total deposits	40,947	40,820
Accrued interest payable	88	96
Other liabilities	70	91

Total liabilities	41,105	41,007

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at June 30, 2010 and December 31, 2009	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,868)	(2,967)
Accumulated other comprehensive income (loss)	156	(105)

Total shareholders’ equity	6,870	6,510

Total liabilities and shareholders’ equity	$47,975	$47,517

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$652	$670	$1,295	$1,347
Investment securities, taxable	77	76	146	152
Federal funds sold	—	—	1	1

Total Interest and Dividend Income	729	746	1,442	1,500

Interest Expense
Deposits	229	299	472	601

Total Interest Expense	229	299	472	601

Net Interest Income	500	447	970	899
Provision for Loan Losses	10	88	10	125

Net Interest Income after Provision for Loan Losses	490	359	960	774

Non-Interest Income
Service charges on deposit accounts	2	3	5	6
Other fees and commissions	21	22	44	45
Net realized gains on disposition of securities	13	15	20	50
Income from investment in title company	2	3	5	5
Mortgage broker fees	—	3	—	4
Other income	12	9	21	17

Total Non-Interest Income	50	55	95	127

Non-Interest Expense
Personnel	254	264	520	526
Occupancy and equipment	29	31	63	62
Professional fees	52	51	100	90
Advertising	4	6	7	11
Computer services	26	22	52	45
Other	111	119	214	207

Total Non-Interest Expense	476	493	956	941

Net Income (Loss)	$64	$(79)	$99	$(40)

Earnings (loss) per share, basic and diluted	$0.05	$(0.05)	$0.07	$(0.03)

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010 and 2009 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510
Comprehensive income:
Net income	—	—	—	99	—	$99	99
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	281	—
Reclassification adjustment	—	—	—	—	—	(20)	—

Total other comprehensive income	—	—	—	—	261	$261	261

Total comprehensive income	—	—	—	—	—	$360	—

Balance - June 30, 2010	1,500,427	$15	$9,567	$(2,868)	$156		$6,870

Balance - December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802
Comprehensive loss:
Net loss	—	—	—	(40)	—	$(40)	(40)
Other comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(181)	—
Reclassification adjustment	—	—	—	—	—	(50)	—

Total other comprehensive loss	—	—	—	—	(231)	$(231)	(231)

Total comprehensive loss	—	—	—	—	—	$(271)	—

Balance - June 30, 2009	1,500,427	$15	$9,567	$(1,867)	$(184)		$7,531

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$99	$(40)
Provision for loan losses	10	125
Depreciation and amortization	42	40
Net amortization of securities	37	16
Realized gain on securities	(20)	(50)
Changes in:
Interest receivable	46	(4)
Other assets	17	(46)
Interest payable	(8)	(5)
Other liabilities	(21)	5

Net cash provided by operating activities	202	41

Cash Flows From Investing Activities
Purchase of available for sale securities	(4,462)	(5,916)
Proceeds from sales, calls and maturities of available for sale securities	4,106	3,546
Purchase of property and equipment	—	(31)
Net (increase) decrease in loans	770	(48)

Net cash provided by (used in) investing activities	414	(2,449)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	545	79
Net increase (decrease) in interest bearing deposits	(418)	648
Net increase in federal funds purchased	—	201

Net cash provided by financing activities	127	928

Net increase (decrease) in cash and cash equivalents	$743	$(1,480)
Cash and Cash Equivalents
Beginning	1,831	2,209

Ending	$2,574	$729

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$480	$606

Unrealized gain (loss) on available for sale securities	$261	$(231)

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009; the results of operations for the three and six month periods ended June 30, 2010 and 2009; changes in shareholders’ equity for the six months ended June 30, 2010 and 2009; and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$7,326	$143	$—	$7,469
State and municipals, taxable	532	13	—	545

	$7,858	$156	$—	$8,014

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,973	$13	$(85)	$5,901
Corporate bonds	1,012	—	(18)	994
State and municipals, taxable	534	—	(15)	519

	$7,519	$13	$(118)	$7,414

Proceeds from available for sale securities that matured or were called by their issuers in the first six months of 2010 were $4.1 million. During the same period, the Company realized gains of $20,000 on the sale of securities.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates have risen. At June 30, 2010, the portfolio did not have any accounts with unrealized losses. Unrealized losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Note 3. Loans

The consolidated loan portfolio at June 30, 2010 and December 31, 2009 is composed of the following:

(Dollars in thousands)	June 30, 2010	Percentage	December 31, 2009	Percentage
Loans secured by real estate:
Construction and land development	$4,400	12.26%	$4,431	12.06%
Secured by 1-4 family residential	11,742	32.71%	12,022	32.72%
Nonfarm, nonresidential	13,130	36.58%	12,696	34.55%
Agricultural	100	0.28%	297	0.81%
Commercial and industrial loans	3,059	8.52%	3,154	8.58%
Loans to individuals	3,462	9.65%	4,143	11.28%

Total loans	$35,893	100.00%	$36,743	100.00%
Less: Allowance for loan losses	616		686

Loans, net	$35,277		$36,057

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2009	$686
Provision charged to operating expense	10
Loans recovered	—
Loans charged off	(80)

Balance, June 30, 2010	$616

(Dollars in thousands)	June 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$836	$920
Impaired loans with a valuation allowance	975	1,072

Total impaired loans	$1,811	$1,992

Valuation allowance related to impaired loans	158	271
Total non-accrual loans excluded from impaired loans	—	8
Total loans past due ninety days and still accruing	—	—

(Dollars in thousands)	June 30, 2010	December 31, 2009
Average balance of impaired loans	$1,886	$2,725
Interest income recognized on impaired loans	38	62
Cash-basis interest included in interest income	2	32

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	225	225

	1,781	1,781
Less accumulated depreciation	391	361

	$1,390	$1,420

Note 6. Earnings Per Share

For the three and six months ended June 30, 2010 and 2009, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 82,527 and 84,027 shares, respectively, and warrants outstanding of 81,375 shares were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At June 30, 2010, there were 82,527 options issued and outstanding, all of which were exercisable. No options were granted or exercised and 1,500 options were forfeited during the first six months of 2010. Options outstanding and exercisable had no intrinsic value at June 30, 2010. The following table summarizes options outstanding at June 30, 2010. Refer to Note 8 of the Company’s 2009 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	5.50	$6.67
8.33	1,125	4.00	8.33
8.67	18,777	5.50	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first six months of 2010, there were no warrants granted, exercised, or forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at June 30, 2010 and are summarized in the following table. Refer to Note 8 of the Company’s 2009 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	81,375	2.50	$6.67

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	Fair Value Measurements at June 30, 2010 Using
	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$8,014	$-	$8,014	$—

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	Fair Value Measurements at December 31, 2009 Using
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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2010
	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$817	$—	$817	$—

	Carrying Value at December 31, 2009
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$801	$—	$801	$—

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

CNB BANCORP, INC.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$2,574	$2,574	$1,831	$1,831
Securities, available for sale	8,014	8,014	7,414	7,414
Loans, net	35,277	35,240	36,057	36,080
Accrued interest receivable	206	206	252	252
Financial liabilities:
Non-interest bearing deposits	3,006	3,006	2,461	2,461
Interest bearing deposits	37,941	38,234	38,359	38,705
Accrued interest payable	88	88	96	96

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

Note 10. Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
ATM expense	$13	$12	$25	$25
Insurance	5	5	11	10
FDIC assessments	15	26	30	32
Regulatory assessments	7	7	14	14
Supplies and stationery	2	5	4	11
Taxes	13	14	25	27
Other	56	50	105	88

Total Other	$111	$119	$214	$207

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2009 was a challenging year in margin management as we worked to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that surfaced in 2007 and remained prevalent throughout 2008, 2009 and the first quarter of 2010, we remain more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. The economic environment that has been created has and may continue to influence the ability of some of our customers to repay their loans. A downward movement of interest rates may also influence our investment portfolio. A drop in interest rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

Financial Condition

At June 30, 2010, CNB Bancorp, Inc. had total assets of $48.0 million compared to $47.5 million at December 31, 2009, an increase of $458,000. The increase in total assets is primarily due to a $643,000 increase in federal funds sold and a $600,000 increase in securities available for sale offset by a $780,000 decrease in net loans. At June 30, 2010, assets consisted principally of cash and cash equivalents of $2.6 million, $8.2 million in securities available for sale, $35.3 million in loans, net of allowance for loan losses, and $1.4 million in premises and equipment, net of accumulated depreciation.

Total liabilities at June 30, 2010 were $41.1 million, compared to $41.0 million at December 31, 2009. Total liabilities at June 30, 2010 consisted primarily of $3.0 million in non-interest bearing deposits and $37.9 million in interest bearing deposits. Non-interest bearing deposits increased $545,000, while interest bearing deposits decreased $418,000 in the first six months of 2010.

As of June 30, 2010, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $3.2 million. At June 30, 2010, the Company had four loans in the amount of $727,000 on non-accrual status. The Company had twelve loans totaling $1.8 million classified as impaired, four of which were on non-accrual. The Company had no loans past due 90 days and still accruing interest at June 30, 2010.

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

Total nonperforming assets at June 30, 2010 consisted of nonaccrual loans of $727,000 and no loans past due 90 days and still accruing interest. The Company had twelve loans totaling $1.8 million classified as impaired, four of which were non-accrual and totaled $727,000. Four loans, two of which were also non-accrual and impaired, totaling $504,000 were also classified for regulatory purposes as doubtful. The Company had nonperforming assets of seven loans on non-accrual totaling $920,000 at December 31, 2009. Five loans totaling $919,000 classified as non-accrual were also classified as impaired. Four loans, two of which were also non-accrual and impaired, totaling $525,000 were also classified for regulatory purposes as doubtful. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to similar risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the period ended:

	June 30, 2010	December 31, 2009
Nonaccrual loans	$727	$920
Loans past due 90 days and accruing interest	—	—

Total nonperforming loans	$727	$920

Balances
Allowance for loan losses	$616	$686
Gross loans	35,893	36,743
Ratios
Allowance for loan losses to loans	1.72%	1.87%
Allowance for loan losses to nonperforming loans	84.73%	74.57%

Total loan charge-offs, less recoveries, for the six months ended June 30, 2010 and 2009 amounted to $80,000 and $6,000, respectively. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $616,000 representing 1.71% of gross loans, at June 30, 2010 decreased $70,000 compared to $686,000, or 1.87% of gross loans, at December 31, 2009. The recessionary economic environment would not normally support a decline in the allowance for loan losses; however, during the second quarter of 2010, the Company fully charged off an impaired loan which resulted in a decrease to the specific reserves of $68,000. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on proper impairment analyses and monitoring of the qualitative, subjective factor weighting to ensure adequate reserves for the recessionary economic environment observed during 2009 and in anticipation of a potential recessionary economic environment through 2010.

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

Capital Resources

At June 30, 2010 and December 31, 2009, consolidated shareholders’ equity was $6.9 million and $6.5 million, representing 14.3% and 13.7% of total assets, respectively. The Company’s common stock had a tangible book value of $4.58 and $4.34 per share at June 30, 2010 and December 31, 2009, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2010 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,163	20.05%	$2,858	8.00%	N/A	N/A
Bank	$6,945	19.44%	$2,858	8.00%	$3,572	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,714	18.80%	$1,429	4.00%	N/A	N/A
Bank	$6,496	18.19%	$1,429	4.00%	$2,143	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,714	14.15%	$1,898	4.00%	N/A	N/A
Bank	$6,496	13.69%	$1,898	4.00%	$2,372	5.00%

Results of Operations

CNB had net income (loss) of $99,000 and $(40,000) for the six months ended June 30, 2010 and 2009, respectively. Factors such as controlled asset growth, asset/liability repricing and management, and non-interest income have combined to provide the necessary income to maintain profitability; however the combination of increased industry-wide FDIC premium assessments and the potential for significant additional provisions for loan losses may negatively affect earnings for 2010.

Total interest income for the three and six month periods ended June 30, 2010 was $729,000 and $1.4 million, respectively. Total interest expense for the same periods was $229,000 and $472,000, respectively. Total interest income and expense for the six months ended June 30, 2009 were $1.5 million and $601,000, respectively. For the three months ended June 30, 2009, total interest income was $746,000 and total interest expense was $299,000. The decreased interest income and expense from 2009 to 2010 is indicative of stable growth and asset/liability repricing in a low market rate environment. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin remained strong at 4.29% during the first six months of 2010, up slightly from 4.13% for the same period in 2009.

Total non-interest income for the quarter ended June 30, 2010 was $50,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $476,000. Personnel expense and professional fees accounted for 53.5% and 10.3% of non-interest expense, respectively. Non-interest income for the three months ended June 30, 2009 was $55,000, while non-interest expense was $493,000. For the six month period ended June 30, 2010, non-interest income was $95,000 and non-interest expense was $956,000. For the same period in 2009, non-interest income and non-interest expense were $127,000 and $941,000, respectively. For the six month period ended June 30, 2010 compared to the same period in 2009, non-interest income decreased 25.2% and non-interest expense increased 1.6%. Significantly higher FDIC premiums, which have been assessed industry-wide, were and will continue to be the primary component of increased non-interest expense during 2009 and 2010.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of June 30, 2010 were unfulfilled loan commitments totaling $3.2 million.

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

The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards. Since the Company has only been in operation since April 29, 2003 and did not show a profit during 2003, 2004, 2005 or 2009, it is management’s opinion that it is prudent at this time to only recognize the deferred tax asset to the extent that income tax benefits are realized.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2010.

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

CNB BANCORP, INC.
(Registrant)

DATE: August 16, 2010	BY:	/S/ JEFFREY H. NOBLIN
Jeffrey H. Noblin
Chief Executive Officer

DATE: August 16, 2010	BY:	/S/ ELIZABETH T. BEALE
Elizabeth T. Beale
Chief Financial Officer