Form 10-Q
period 2010-09-30
CNB BANCORP INC/VA
filed 2010-11-15
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2010, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash and due from banks	$623	$634
Federal funds sold	2,582	1,197
Securities available for sale, at fair value	8,120	7,414
Restricted securities, at cost	199	199
Loans, net of allowance for loan losses of $591 and $686 on September 30, 2010 and December 31, 2009	34,506	36,057
Premises and equipment, net	1,375	1,420
Foreclosed real estate and repossessed assets	304	16
Other assets	503	580

Total assets	$48,212	$47,517

Liabilities and Shareholders’ Equity

Liabilities
Non-interest bearing deposits	$2,556	$2,461
Interest bearing deposits	38,459	38,359

Total deposits	41,015	40,820
Accrued interest payable	88	96
Other liabilities	87	91

Total liabilities	41,190	41,007

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at September 30, 2010 and December 31, 2009	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,837)	(2,967)
Accumulated other comprehensive income (loss)	277	(105)

Total shareholders’ equity	7,022	6,510

Total liabilities and shareholders’ equity	$48,212	$47,517

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$623	$696	$1,918	$2,043
Investment securities, taxable	68	72	214	224
Federal funds sold	—	—	1	1

Total Interest and Dividend Income	691	768	2,133	2,268

Interest Expense
Deposits	221	264	693	865
Other borrowings	—	1	—	1

Total Interest Expense	221	265	693	866

Net Interest Income	470	503	1,440	1,402

Provision for Loan Losses	30	638	40	763

Net Interest Income after Provision for Loan Losses	440	(135)	1,400	639

Non-Interest Income
Service charges on deposit accounts	3	3	8	9
Other fees and commissions	20	23	64	68
Net realized gains on disposition of securities	56	17	76	67
Income from investment in title company	1	5	6	10
Mortgage broker fees	—	2	—	6
Other income	11	8	32	25

Total Non-Interest Income	91	58	186	185

Non-Interest Expense
Personnel	266	262	786	788
Occupancy and equipment	30	30	93	92
Professional fees	50	39	150	129
Advertising	3	5	10	16
Computer services	28	23	80	68
Other	123	103	337	310

Total Non-Interest Expense	500	462	1,456	1,403

Net Income (Loss)	$31	$(539)	$130	$(579)

Earnings (loss) per share, basic and diluted	$0.02	$(0.36)	$0.09	$(0.39)

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance - December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510

Comprehensive income:
Net income	—	—	—	130	—	$130	130
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	458	—
Reclassification adjustment	—	—	—	—	—	(76)	—

Total other comprehensive income	—	—	—	—	382	$382	382

Total comprehensive income	—	—	—	—	—	$512	—

Balance - September 30, 2010	1,500,427	$15	$9,567	$(2,837)	$277		$7,022

Balance - December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802

Comprehensive loss:
Net loss	—	—	—	(579)	—	$(579)	(579)
Other comprehensive loss:
Unrealized gain on securities available for sale	—	—	—	—	—	38	—
Reclassification adjustment	—	—	—	—	—	(67)	—

Total other comprehensive loss	—	—	—	—	(29)	$(29)	(29)

Total comprehensive loss	—	—	—	—	—	$(608)	—

Balance - September 30, 2009	1,500,427	$15	$9,567	$(2,406)	$18		$7,194

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$130	$(579)
Provision for loan losses	40	763
Depreciation and amortization	62	62
Net amortization of securities	57	36
Realized gain on securities	(76)	(67)
Changes in:
Interest receivable	18	(45)
Other assets	42	(34)
Interest payable	(8)	(16)
Other liabilities	(4)	23

Net cash provided by operating activities	261	143

Cash Flows From Investing Activities
Purchase of available for sale securities	(6,751)	(6,444)
Proceeds from sales, calls and maturities of available for sale securities	6,446	5,324
Purchase of property and equipment	—	(33)
Net (increase) decrease in loans	1,223	(1,498)

Net cash provided by (used in) investing activities	918	(2,651)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	95	(437)
Net increase in interest bearing deposits	100	2,207

Net cash provided by financing activities	195	1,770

Net increase (decrease) in cash and cash equivalents	$1,374	$(738)

Cash and Cash Equivalents
Beginning	1,831	2,209

Ending	$3,205	$1,471

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$701	$882

Unrealized gain (loss) on available for sale securities	$382	$(29)

Transfer between loans and other real estate owned	$288	$—

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009; the results of operations for the three and nine month periods ended September 30, 2010 and 2009; changes in shareholders’ equity for the nine months ended September 30, 2010 and 2009; and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,773	$252	$(3)	$7,022
State and municipals, taxable	1,070	32	(4)	1,098

	$7,843	$284	$(7)	$8,120

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,973	$13	$(85)	$5,901
Corporate bonds	1,012	—	(18)	994
State and municipals, taxable	534	—	(15)	519

	$7,519	$13	$(118)	$7,414

Proceeds from available for sale securities that matured, were sold, or were called by their issuers in the first nine months of 2010 were $6.4 million. During the same period, the Company realized gains of $76,000 on the sale of securities.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates rise. At September 30, 2010, the portfolio had two accounts with unrealized losses. Unrealized losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Note 3. Loans

The consolidated loan portfolio at September 30, 2010 and December 31, 2009 is composed of the following:

(Dollars in thousands)	September 30, 2010	Percentage	December 31, 2009	Percentage
Loans secured by real estate:
Construction and land development	$3,650	10.40%	$4,431	12.06%
Secured by 1-4 family residential	12,476	35.55%	12,022	32.72%
Nonfarm, nonresidential	13,060	37.21%	12,696	34.55%
Agricultural	120	0.34%	297	0.81%
Commercial and industrial loans	2,637	7.51%	3,154	8.58%
Loans to individuals	3,154	8.99%	4,143	11.28%

Total loans	$35,097	100.00%	$36,743	100.00%
Less: Allowance for loan losses	591		686

Loans, net	$34,506		$36,057

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)
Balance, December 31, 2009	$686
Provision charged to operating expense	40
Loans recovered	—
Loans charged off	(135)

Balance, September 30, 2010	$591

(Dollars in thousands)	September 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$354	$920
Impaired loans with a valuation allowance	271	1,072

Total impaired loans	$625	$1,992

Valuation allowance related to impaired loans	71	271
Total non-accrual loans excluded from impaired loans	17	8
Total loans past due ninety days and still accruing	—	—

(Dollars in thousands)	September 30, 2010	December 31, 2009
Average balance of impaired loans	$642	$2,725
Interest income recognized on impaired loans	6	62
Cash-basis interest included in interest income	—	32

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	225	225

	1,781	1,781
Less accumulated depreciation	406	361

	$1,375	$1,420

Note 6. Earnings Per Share

For the three and nine months ended September 30, 2010 and 2009, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 82,527 and 84,027 shares, respectively, and warrants outstanding of 81,375 shares were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At September 30, 2010, there were 82,527 options issued and outstanding, all of which were exercisable. No options were granted or exercised and 1,500 options were forfeited during the first nine months of 2010. Options outstanding and exercisable had no intrinsic value at September 30, 2010. The following table summarizes options outstanding at September 30, 2010. Refer to Note 8 of the Company’s 2009 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	5.25	$6.67
8.33	1,125	3.75	8.33
8.67	18,777	5.25	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first nine months of 2010, there were no warrants granted, exercised, or forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at September 30, 2010 and are summarized in the following table. Refer to Note 8 of the Company’s 2009 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	81,375	2.25	$6.67

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

Level 2 – Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in market that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	Fair Value Measurements at September 30, 2010 Using
Description (Dollars in thousands)	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$8,120	$—	$8,120	$—

	Fair Value Measurements at December 31, 2009 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$7,414	$—	$7,414	$—

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at September 30, 2010
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$200	$—	$200	$—

	Carrying Value at December 31, 2009
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$801	$—	$801	$—

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$3,205	$3,205	$1,831	$1,831
Securities, available for sale	8,120	8,120	7,414	7,414
Loans, net	34,506	34,490	36,057	36,080
Accrued interest receivable	246	246	252	252
Financial liabilities:
Non-interest bearing deposits	2,556	2,556	2,461	2,461
Interest bearing deposits	38,459	38,780	38,359	38,705
Accrued interest payable	88	88	96	96

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

Note 10. Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
ATM expense	$13	$9	$38	$34
Insurance	5	4	16	14
FDIC assessments	14	14	44	46
Regulatory assessments	8	7	22	21
Supplies and stationery	4	3	8	14
Taxes	11	15	36	42
Other	68	51	173	139

Total Other	$123	$103	$337	$310

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2010 has and will continue to be a challenging year in margin management as we work to balance asset repricing that occurs sooner than deposit repricing in a low interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the world wide economic downturn that surfaced in 2007 and has remained prevalent, we remain more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. The economic environment that has been created has influenced and may continue to influence the ability of some of our customers to repay their loans. A downward movement of interest rates may also influence our investment portfolio. A drop in interest rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

Financial Condition

At September 30, 2010, CNB Bancorp, Inc. had total assets of $48.2 million compared to $47.5 million at December 31, 2009, an increase of $695,000. The increase in total assets is primarily due to a $1.4 million increase in federal funds sold and a $706,000 increase in securities available for sale offset by a $1.6 million decrease in net loans. At September 30, 2010, assets consisted principally of cash and cash equivalents of $3.2 million, $8.3 million in securities available for sale, $34.5 million in loans, net of allowance for loan losses, and $1.4 million in premises and equipment, net of accumulated depreciation.

Total liabilities at September 30, 2010 were $41.2 million, compared to $41.0 million at December 31, 2009. Total liabilities at September 30, 2010 consisted primarily of $2.6 million in non-interest bearing deposits and $38.5 million in interest bearing deposits. Non-interest bearing and interest bearing deposits increased $95,000 and $100,000, respectively in the first nine months of 2010.

As of September 30, 2010, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $2.5 million. At September 30, 2010, the Company had five loans in the amount of $642,000 on non-accrual status. The Company had three loans totaling $625,000 classified as impaired, all of which were on non-accrual. The Company had no loans past due 90 days and still accruing interest at September 30, 2010.

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

Total nonperforming assets at September 30, 2010 consisted of nonaccrual loans of $642,000, other real estate owned and repossessed assets of $304,000 and no loans past due 90 days and still accruing interest. The Company had three loans totaling

$625,000 classified as impaired, all of which were on non-accrual. Two of these loans totaling $438,000 were also classified for regulatory purposes as doubtful. The Company had nonperforming assets of seven loans on non-accrual totaling $920,000 and repossessed assets of $16,000 at December 31, 2009. Five loans totaling $919,000 classified as non-accrual were also classified as impaired. Four loans, two of which were also non-accrual and impaired, totaling $525,000 were also classified for regulatory purposes as doubtful. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to similar risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the period ended:

	September 30, 2010	December 31, 2009
Nonaccrual loans	$642	$920
Loans past due 90 days and accruing interest	—	—

Total nonperforming loans	642	920
Foreclosed real estate and repossessed assets	304	16

Total nonperforming assets	$946	$936

Balances
Allowance for loan losses	$591	$686
Gross loans	35,097	36,743

Ratios
Allowance for loan losses to loans	1.68%	1.87%
Allowance for loan losses to nonperforming loans	92.06%	74.57%

Total loan charge-offs, less recoveries, for the nine months ended September 30, 2010 and 2009 amounted to $135,000 and $21,000, respectively. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $591,000 representing 1.68% of gross loans, at September 30, 2010 decreased $95,000 compared to $686,000, or 1.87% of gross loans, at December 31, 2009. The recessionary economic environment would not normally support a decline in the allowance for loan losses; however, during the second and third quarters of 2010, the Company fully charged off two impaired loans which resulted in a decrease to the specific reserves of $115,000. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on proper impairment analyses and monitoring of the qualitative, subjective factor weighting to ensure adequate reserves for the recessionary economic environment observed during 2009 and in anticipation of a potential recessionary economic environment through 2010.

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

Capital Resources

At September 30, 2010 and December 31, 2009, consolidated shareholders’ equity was $7.0 million and $6.5 million, representing 14.6% and 13.7% of total assets, respectively. The Company’s common stock had a tangible book value of $4.68 and $4.34 per share at September 30, 2010 and December 31, 2009, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2010 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,182	20.63%	$2,786	8.00%	N/A	N/A
Bank	$6,986	20.06%	$2,786	8.00%	$3,482	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,745	19.37%	$1,393	4.00%	N/A	N/A
Bank	$6,549	18.81%	$1,393	4.00%	$2,089	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,745	13.95%	$1,934	4.00%	N/A	N/A
Bank	$6,549	13.55%	$1,934	4.00%	$2,417	5.00%

Results of Operations

CNB had net income (loss) of $130,000 and $(579,000) for the nine months ended September 30, 2010 and 2009, respectively. Factors such as controlled asset growth, asset/liability repricing and management, and non-interest income have combined to provide the necessary income to maintain profitability; however the combination of increased industry-wide FDIC premium assessments and the potential for significant additional provisions for loan losses may negatively affect earnings for 2010.

Total interest income for the three and nine month periods ended September 30, 2010 was $691,000 and $2.1 million, respectively. Total interest expense for the same periods was $221,000 and $693,000, respectively. Total interest income and expense for the nine months ended September 30, 2009 were $2.3 million and $866,000, respectively. For the three months ended September 30, 2009, total interest income was $768,000 and total interest expense was $265,000. The decreased interest income and expense from 2009 to 2010 is indicative of stable growth and asset/liability repricing in a low market rate environment. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin remained strong at 4.20% during the first nine months of 2010, down slightly from 4.27% for the same period in 2009.

Total non-interest income for the quarter ended September 30, 2010 was $91,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $500,000. Personnel expense and professional fees accounted for 53.2% and 10.0% of non-interest expense, respectively. Non-interest income for the three months ended September 30, 2009 was $58,000, while non-interest expense was $462,000. For the nine month period ended September 30, 2010, non-interest income was $186,000 and non-interest expense was $1.5 million. For the same period in 2009, non-interest income and non-interest expense were $185,000 and $1.4 million, respectively. For the nine month period ended September 30, 2010 compared to the same period in 2009, non-interest income increased 0.5% and non-interest expense increased 3.8%. Significantly higher FDIC premiums, which have been assessed industry-wide, were and will continue to be the primary component of increased non-interest expense during 2009 and 2010.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of September 30, 2010 were unfulfilled loan commitments totaling $2.5 million.

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; peer group comparison; results of examinations and evaluations of the overall portfolio by senior management, external loan review, and regulatory examiners; and national and local economic conditions.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2010.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

CNB BANCORP, INC.
(Registrant)

DATE: November 15, 2010	BY:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin
Chief Executive Officer

DATE: November 15, 2010	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer