Form 10-K
period 2010-12-31
CNB BANCORP INC/VA
filed 2011-03-31
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2010 was $2,564,917. This calculation is based upon an estimate of the fair market value of the Company’s common stock at $2.19 per share, which was the price of the last trade of which management is aware prior to this date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 16, 2011, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 29, 2011 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 9, 2011, are incorporated by reference into Part III.

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

In September, 2006, the Company completed a 3-for-2 stock split, followed by an offering of 650,000 shares of its common stock in a rights offering and a public offering. The offering raised $4.0 million, net of offering expenses. The Company used the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit. The funds have also been used for general corporate purposes, including any future growth and expansion. Also during 2006, CNB Bancorp, Inc. common stock began trading on the OTC Bulletin Board with the symbol CNBV.

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

As of December 31, 2010, our primary service area was serviced by 14 financial institutions with 40 banking offices, and there was only one other bank operating in the Town of Windsor. Almost all of the financial institutions operating within our primary service area are large national, regional or super-regional banks. With the exception of one local bank, Farmers Bank, none of these financial institutions are headquartered in our primary service area.

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

Lending Policy. The Bank continues to aggressively seek creditworthy borrowers within its primary service area. As of December 31, 2010, the Bank’s loan portfolio was comprised of the following:

Loan Classification	Percentage of Total Loans
Real estate-related loans	84.2%

Commercial loans	7.7%

Consumer loans	8.1%

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

Real Estate Loans. The Bank makes and holds real estate-related loans, consisting primarily of mortgage loans, home equity lines of credit and non-farm, non-residential loans secured by real estate (typically owner-occupied commercial buildings). The Bank is involved in both the originating and servicing of its first and second mortgage loans, and generally requires an aggregated loan-to-value ratio of no more than 85%. For construction loans, the Bank requires a first lien position on the land associated with the project with terms not exceeding one year. Loan disbursements on construction loans require on-site inspections to assure the project is on budget and that the loan proceeds are not being diverted to another project. The loan-to-value ratios for construction loans are typically 90% of the as-built appraised value or 100% of project cost. The Bank also offers home equity lines of credit, which equaled approximately 3.3% of the Bank’s total loans, as of December 31, 2010, and have interest rate terms that are variable rather than fixed.

As of December 31, 2010, approximately 29.8% of the Bank’s real estate-related loans had interest rate terms that were variable or carried a term of 12 months or less. Additionally, the terms of the Bank’s real estate loans generally do not exceed five years. Loans for construction can present a high degree of risk to the lender and depend upon, among other things, the builder’s ability to sell the home to a buyer, the buyer’s ability to obtain permanent financing and the construction project’s ability to produce income in the interim.

Commercial Loans. The Bank’s commercial lending is directed principally toward small to medium-size businesses whose demands for funds fall within the legal lending limits of the Bank. The Bank’s commercial loans are made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Of the Bank’s commercial loans as of December 31, 2010, approximately 67.1% were adjustable-rate loans or mature within one year and 32.9% had maturities extending beyond 12 months but less than 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, continued prolonged economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

Employees. As of December 31, 2010, the Bank had a total of 16 full time equivalent employees. CNB does not have any employees who are not also employees of Citizens National Bank.

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

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking laws and-regulations that impose restrictions on and provide general regulatory oversight of their operations. These laws and regulations-are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, or substantially lessen competition, or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve-with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The other capital categories are well capitalized, adequately capitalized, and undercapitalized. As of December 31, 2010, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC, an independent agency of the United States government. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, for calendar year 2008, assessments ranged from five to 43 basis points of each institution’s deposit assessment base. Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that became effective April 1, 2009, and effectively made the range seven to 77.5 basis points. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

Under an interim rule adopted on February 27, 2009, the FDIC imposed an emergency special assessment of 20 basis points as of June 30, 2009. In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board. The FDIC has elected to forgo this increase under a new DIF restoration plan adopted in October 2010 as discussed below. On December 30, 2009, the Company prepaid $214,000 of FDIC assessments.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act, which Act is described in more detail below. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts beginning January 1, 2011 and continuing through December 2012. For purposes of this extension, the definition of noninterest-bearing transaction accounts excludes negotiable order of withdraw consumer checking accounts (NOW accounts) and Interest on Lawyer Trust Accounts (IOLTAs). The extended program is not optional and will no longer be funded by separate premiums.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ration reaches 2 percent and 2.5 percent.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

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

The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the FDIC.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•

Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, which must still be defined by the regulators. FHA, VA and Rural Housing Service loans are specifically exempted from the risk retention requirements.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies not just financial institutions.

•

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its Bank subsidiary, its customers or the financial industry more generally.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated deposit institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2010, our consolidated ratio of total capital to risk-weighted assets was 19.8% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 18.6%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2010, our consolidated leverage ratio was 13.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by the Bank’s board of directors in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2010, the Bank could not pay cash dividends without prior regulatory approval.

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

Proposed Legislation and Regulatory Action

The Dodd-Frank Act is discussed above. Additional new regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2010, approximately 84.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. In a market with reduced real estate values, our earnings and capital could be adversely affected if we are required to liquidate the collateral securing a loan to satisfy the debt. Consequently, a further decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

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

Continued negative developments in the financial industry and the domestic credit markets may adversely affect our operations and results.

Negative developments starting in 2007 and 2008, which continued through 2009 and into 2010, in the global credit and derivative markets have resulted in uncertainty in the financial markets in general. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. Global securities markets and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and full year 2010, 2011 and 2012 assessments in December 2009. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on our financial condition and results of operations.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules that become effective April 1, 2011. A depository institution’s deposit insurance assessment is now calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. The Company expects that these changes will not increase the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums could increase. During the year ended December 31, 2010, we paid $59,000 in deposit insurance assessments.

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

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, place restrictions on certain current and future products and services, and limit our future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, are given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations. Accordingly, it remains too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Company or its subsidiary by virtue of the adoption of such policies and best practices by the Federal Reserve and OCC. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations

We are subject to liquidity risk in our operations.

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

The Company began its banking operations at 11407 Windsor Blvd., Windsor, Virginia, in March, 2004, which facility is owned by the Company and has approximately 7,000 square feet of finished office space with additional square footage available for expansion.

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

During the fourth quarter of 2006, the Company completed a rights offering and a public offering, selling 650,000 shares of its common stock. The offering was registered under the Securities act of 1933 and raised $4 million in net proceeds. The Company has and will continue to use the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit and for general corporate purposes, including any potential future growth and expansion.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol CNBV. To the Company’s knowledge, the last price at which our stock was sold was $1.54 per share on March 4, 2011. As of December 31, 2010, we had approximately 921 shareholders of record. The Company’s high and low stock price over the past eight quarters is shown in the following table.

	2010		2009
	High	Low	High	Low
First Quarter	$1.75	$1.60	$2.50	$1.40
Second Quarter	2.22	1.93	2.80	2.40
Third Quarter	2.24	1.77	5.25	2.40
Fourth Quarter	1.77	1.73	5.25	1.75

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

The Company did not repurchase any common stock during 2010 or 2009.

The information contained on pages 11 through 13 of the 2011 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference and outlines our securities authorized for issuance under equity compensation plans as of December 31, 2010.

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

Overview

The Company is headquartered in Windsor, Virginia and conducts its primary operations through its wholly owned subsidiary, Citizens National Bank. The Bank is a community bank serving the Town of Windsor, County of Isle of Wight, the Cities of Franklin and Suffolk, and portions of Southampton, Surry and Sussex Counties with one full service branch.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. The year 2010 continued to be a challenging year in margin management as we worked to balance asset repricing that occurs sooner than deposit repricing in a lower interest rate environment. In a normal slow rate decline as seen in many business cycles in the past, this process would be relatively straight forward, but in the worldwide economic downturn that surfaced in 2007 and has remained prevalent, we remain more challenged. While community banks like us for the most part have not been involved in subprime lending, we are exposed to a broad market reaction to the financial services industry which has lowered stock prices and negatively affected certain of the larger institutions that took part in sub-prime loans or utilized hedge funds relying on these loans. The economic environment that has been created has and may continue to influence the ability of some of our customers to repay their loans. The fast downward movement of interest rates may also influence our investment portfolio. The drop in rates may cause bonds to be called faster than normal, prompting close management attention to maintain the yield on the portfolio. Until rates stabilize, we will operate in an environment that will likely negatively influence our earnings in the short term.

As of December 31, 2010, the Company’s total assets were $49.3 million, consisting primarily of securities of $8.0 million, loans, net of allowance for loan losses, of $35.2 million and premises and equipment of $1.4 million. Comparatively, at December 31, 2009, total assets were $47.5 million, which consisted primarily of securities of $7.6 million, loans, net of allowance for loan losses, of $36.1 million and premises and equipment of $1.4 million. At December 31, 2010, total deposits were $42.5 million compared to total deposits at December 31, 2009 of $40.8 million. Interest bearing deposits at December 31, 2010 and 2009 were $39.8 million and $38.4 million, respectively. For the year ended December 31, 2010, the Company had net operating income before the provision for loan losses of $186,000 compared to $54,000 for the year ended December 31, 2009. Net income in 2010 of $95,000 increased from a net loss position of $1.1 million in 2009, which was due primarily to increased loan loss provisions and FDIC insurance premiums.

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

The Company has recorded a 100% deferred tax valuation allowance related to various temporary differences, principally consisting of the provision for loan losses and its net operating loss carryforwards. Since the Company has only been in operation since April 29, 2003 and did not show a profit during 2003, 2004, 2005, or 2009, it is management’s opinion that it is prudent at this time to only recognize the deferred tax asset to the extent that income tax benefits are realized.

Results of Operations

Net Income (Loss)

It is normal for new banks to experience operating losses in their formative years through start up and operating expenses. The Company began experiencing sustainable operating income during 2006 and continued to post earnings in 2007 and 2008. However, the economic downturn that we are experiencing produced results which did and may continue to impact our earnings potential. For the year ended December 31, 2010, the Company’s net income was $95,000; $0.06 earnings per basic and diluted share. We were profitable in the first and second quarters of 2009, but our annualized earnings were negatively impacted by increased FDIC deposit insurance premiums, significantly higher provisions for loan losses, the impact of nonaccrual interest lost, and increased personnel costs, resulting in a net loss of $1.1 million for the year ended December 31, 2009. This represents a net loss per basic and diluted share of ($0.76). Return on average assets (ROA) measures how effectively the Company employs its assets to produce net income. For the year ended December 31, 2010, ROA was 0.20% compared to (2.45%) for the year ended December 31, 2009. Return on average equity (ROE), another measure of earnings performance, indicates the amount of net income earned in relation to the total equity capital invested. ROE for the year ended December 31, 2010 was 1.40% compared with (15.10%) for the year ended December 31, 2009. Average equity to average assets was 14.13% and 16.22% for the years ended December 31, 2010 and 2009, respectively. During 2010, the Company reserved $91,000, a decrease of $1.1 million or 92.4% from the $1.2 million reserved during 2009. Net income from operations before the provision for loan losses was $186,000 for 2010 compared to $54,000 for 2009, an increase of 244.4%.

TABLE 1: Average Balances, Interest Income and Expense, Yields and Rates

The following table shows the average balance sheet for the year ended December 31, 2010 and 2009. In addition, the amount of interest earned on earning assets, with related yields and interest on interest bearing liabilities, together with rates, is shown.

	2010			2009
(Dollars in thousands)	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INTEREST INCOME/ EXPENSE	YIELD/ RATE
Assets:
Securities, taxable	$8,068	$277	3.43%	$6,812	$293	4.32%
Loans	35,908	2,538	7.07%	36,893	2,686	7.28%
Federal funds sold	2,159	3	0.14%	995	2	0.20%

Total earnings assets	46,135	$2,818	6.11%	44,700	$2,981	6.67%
Less: Allowance for loan losses	(643)			(715)
Total non-earning assets	2,699			2,563

Total Assets	$48,191			$46,548

Liabilities and shareholders’ equity:
Interest bearing deposits:
Checking	$1,056	$5	0.47%	$911	$4	0.44%
Money market savings	906	7	0.77%	1,198	15	1.25%
Regular savings	1,429	4	0.28%	1,260	3	0.24%
Time Deposits:
$100,000 and over	15,397	404	2.62%	13,125	462	3.52%
Under $100,000	19,477	492	2.53%	19,416	649	3.34%

Total interest bearing deposits	38,265	912	2.38%	35,910	1,133	3.16%
Federal funds purchased	—	—	N/A	57	1	1.75%

Total interest bearing liabilities:	38,265	$912	2.38%	35,967	$1,134	3.15%
Non-interest bearing liabilities:
Demand deposits	2,931			2,877
Other liabilities	188			150

Total liabilities	41,384			38,994
Shareholders’ equity	6,807			7,554

Total Liabilities and Shareholders’ equity	$48,191			$46,548

Net interest income		$1,906			$1,847

Interest rate spread			3.73%			3.52%

Interest expense to average earning assets			1.98%			2.54%

Net interest margin			4.13%			4.13%

The following table describes the impact on the interest income resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 2: Rate and Volume Analysis

	Years ended December 31,
	2010 compared to 2009			2009 compared to 2008
	Change Due To:			Change Due To:
(Dollars in thousands)	Increase (Decrease)	Rate	Volume	Increase (Decrease)	Rate	Volume

Interest income:
Securities	$(16)	$(163)	$147	$(36)	$(78)	$42
Loans	(148)	(77)	(71)	(99)	(336)	237
Federal funds sold	1	(0)	1	(10)	(31)	21

Total interest income	(163)	(240)	77	(145)	(445)	300

Interest expense:
Interest bearing deposits:
Checking	1	0	1	(5)	(4)	(1)
Money market savings	(8)	(5)	(3)	(2)	95	(97)
Regular savings	1	1	0	(3)	(3)	(0)
Time Deposits:
$100,000 and over	(58)	(181)	123	(12)	73	(85)
Under $100,000	(157)	(159)	2	(159)	(169)	10
Federal funds purchased	(1)	—	(1)	(4)	(100)	96

Total interest bearing liabilities	(222)	(344)	122	(185)	(108)	(77)

Net interest income	$59	$104	$(45)	$40	$(337)	$377

Net Interest Income

Net interest income, CNB’s primary source of consolidated earnings, is the amount by which interest generated from earning assets exceeds the expense of funding those assets. Changes in volume and mix of interest earning assets and interest bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Other factors affecting net interest income included paying higher interest rates to attract depositors and extending credit with lower interest rates to attract borrowers. For the year ended December 31, 2010, interest income and interest expense were $2.8 million and $912,000, respectively. For the year ended December 31, 2009, interest income was $3.0 million and interest expense was $1.1 million. Net interest income remained largely stable for 2010 at $1.9 million, increasing $59,000 or 3.2%, compared to $1.8 million for 2009.

Non-Interest Income

Non-interest income has been and will continue to be an important factor for increasing profitability. Management recognizes this importance and continues to review and consider areas where non-interest income can be increased. Non-interest income for the year ended December 31, 2010 was $242,000, compared to $224,000 for the year ended December 31, 2009. The Company’s main sources of non-interest income for the year ended December 31, 2010 were $69,000 from non-sufficient fund/overdraft accounts, $8,000 from shares owned in a local title insurance agency, and $37,000 from debit card and ATM activity. Also during 2010, the Company realized gains of $99,000 on the disposition of securities. The primary sources of non-interest income for the year ended December 31, 2009 were $74,000 from non-sufficient fund/overdraft accounts, $11,000 from fixed rate mortgage brokerage fees, $12,000 from shares owned in a local title insurance agency, and $27,000 from debit card and ATM activity, and realized gains of $67,000 on disposition of securities.

TABLE 3: Non-Interest Income

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Service charges on deposit accounts	$10	$12
Other fees and commissions	83	89
Realized gain on sale of securities	99	67
Other operating income	50	56

Total non-interest income	$242	$224

Non-Interest Expense

Improving operating efficiency is as important to management as enhancing non-interest income. For the year ended December 31, 2010, major components of other operating expenses were ATM expense – $50,000, insurance – $27,000, FDIC assessments – $59,000, regulatory assessments – $29,000, and franchise taxes – $48,000. The same major components for the year ended December 31, 2009 were $45,000, $22,000, $73,000, $28,000, and $56,000, respectively. Comparatively, non-interest expense decreased 2.7% in 2010 from 2009.

TABLE 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Personnel	$1,071	$1,138
Occupancy and equipment	127	123
Professional fees	215	218
Advertising	12	20
Computer services	109	90
Other operating expenses	428	428

Total non-interest expense	$1,962	$2,017

Summary of Loan Loss Experience

The allowance for loan losses is an estimate of the amount that will be adequate to provide for potential losses in the Bank’s loan portfolio. Management’s methodology in evaluating the adequacy of the allowance for loan losses considers potential specific losses, as well as the volume, growth, composition, and loss history of the loan portfolio. General economic trends as well as any conditions affecting individual borrowers may also affect the level of loan losses. The allowance is periodically examined by bank regulators for adequacy. Examiners take into account factors such as the methodology used to calculate the allowance and the size of allowance in comparison to peer financial institutions.

The Bank’s Loan Committee and Board of Directors review problem loans monthly, including their effect on the allowance for loan losses. In management’s opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the loan portfolio. The Company’s management continually evaluates the adequacy of the allowance for loan losses, and changes in the provision are based on the analyzed inherent risk of the loan portfolio. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table summarizes loans charged off, recoveries of loans previously charged off and additions to the reserve that have been charged to operating expense for the periods indicated. We have no lease financing or foreign loans.

TABLE 5: Allowance for Loan Losses

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Allowance, beginning of period	$686	$493
Provision for loan losses	91	1,194
Loans charged off	(157)	(1,002)
Recoveries of loans previously charged off	—	1

Allowance, end of period	$620	$686

The allocation of the allowance at December 31, 2010 and 2009 and the ratio of related outstanding loan balances to total loans are as follows:

TABLE 6: Allocation of Allowance for Loan Losses

	2010		2009
(Dollars in thousands)	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Commercial and industrial	$109	8.05%	$115	9.39%
Real estate commercial	311	39.75	268	34.55
Real estate consumer	123	44.13	161	44.78
Consumer installment	77	8.07	137	11.28
Unallocated	—	N/A	5	N/A

Balance, December 31	$620	100.00%	$686	100.00%

Financial Condition

Summary

A financial institution’s primary sources of revenue are generated by its earning assets, while its major expenses are produced by the funding of those assets with interest-bearing liabilities. Effective management of these sources and uses of funds is essential in attaining profitability while maintaining an acceptable level of risk. At December 31, 2010, the Company had $49.3 million in total assets. Interest-earning assets were $47.3 million and interest-bearing liabilities were $39.8 million.

At December 31, 2009, the Company had $47.5 million in total assets. Interest-earning assets and interest-bearing liabilities were $45.6 million and $38.4 million, respectively.

Loan Portfolio

CNB’s loan portfolio is its largest and most profitable component of earning assets, totaling 75.8% of interest-earning assets at December 31, 2010 and 80.7% at December 31, 2009. The Company, through the Bank, engages in a wide range of lending activities, which include one-to-four family and multi-family residential mortgage loans, commercial real estate loans, construction loans, land acquisition and development loans, consumer loans, and commercial business loans. CNB continues to emphasize loan portfolio growth and diversification as a means of increasing earnings while minimizing credit risk.

TABLE 7: Loan Portfolio

	December 31,
(Dollars in thousands)	2010	2009
Commercial and industrial	$2,663	$3,154
Real estate construction	3,759	4,431
Real estate mortgage:
Residential (1-4 family)	10,869	10,871
Home equity lines	1,179	1,151
Non-farm, non-residential (1)	14,240	12,696
Agricultural	222	297
Consumer installment	2,889	4,143

Total loans	$35,821	$36,743

(1)	This category generally consists of commercial and industrial loans where real estate constitutes a source of collateral.

Non-farm, non-residential loans are typically owner-occupied commercial buildings. At December 31, 2010, non-farm, non-residential loans were 39.8% of the total portfolio, compared to 34.6% at December 31, 2009. Commercial, industrial and agricultural loan portfolio consists of secured and unsecured loans to small businesses, comprising 8.1% and 9.4% of the total portfolio at December 31, 2010 and 2009, respectively.

CNB’s unfunded loan commitments totaled $2.9 million at December 31, 2009 and $2.7 million at December 31, 2009.

The following table reflects the maturity distribution of selected loan categories at December 31, 2010.

TABLE 8: Remaining Maturities of Selected Loan Categories

(Dollars in thousands)	Commercial and Industrial, Agricultural	Real Estate - Construction
Variable Rate:
Within 1 year	$10	$353
Fixed Rate:
Within 1 year	1,777	2,592
1 to 5 years	1,098	814
After 5 years	—	—

Total Maturities	$2,885	$3,759

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

At December 31, 2010, the Company had nonperforming assets of twelve loans on non-accrual totaling $1.8 million. Of these twelve loans, nine loans totaling $1.8 million were classified as impaired. Two loans, which were also non-accrual and impaired, totaling $437,000 were classified as doubtful for regulatory purposes, There were no loans delinquent 90 days or more and still accruing and no loans classified for regulatory purposes as loss. The Company had other real estate owned in the amount of $270,000. The Company had nonperforming assets of seven loans on non-accrual totaling $920,000 at December 31, 2009. Five loans totaling $919,000 classified as non-accrual were also classified as impaired. Four loans, two of which were also non-accrual and impaired, totaling $525,000 were also classified for regulatory purposes as doubtful. There were no loans delinquent 90 days or more and still accruing interest or classified for regulatory purposes as loss or other real estate owned. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in our primary service area. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions of our primary service area. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2010.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Securities Portfolio

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates substantial interest income. In addition, the portfolio serves as a source of liquidity. Table 9 presents information pertaining to the composition of the securities portfolio. CNB manages its investment portfolio consistent with established policies that include guidelines for maturity distribution, rate sensitivity, and liquidity needs. The investment portfolio consists of securities available for sale, which may be sold in response to established policies. These securities are carried at estimated fair value, which was $7.8 million at December 31, 2010.

TABLE 9: Securities Available for Sale, Maturity Distribution and Average Yields

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and corporations:
Maturing within 1 to 5 years	$500	$496	2.25%
Maturing within 5 to 10 years	3,036	2,964	2.06
Maturing after 10 years	3,199	3,252	3.90

Total U.S. government agencies and corporations	6,735	6,712	3.23
State and municipals:
Maturing within 5 to 10 years	530	533	5.25
Maturing after 10 years	538	509	4.20

Total state and municipals	1,068	1,042	4.73

Total securities	$7,803	$7,754	3.43%

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

Table 10 presents the average deposit balances and average rates paid for the periods ended December 31, 2010 and 2009. Table 11 details maturities of certificates of deposit with balances of $100,000 or more at December 31, 2010.

TABLE 10: Average Deposits and Rates Paid

	December 31,
	2010		2009
(In thousands)	Amount	Rate	Amount	Rate
Non-interest bearing deposits	$2,931		$2,877

Interest bearing accounts:
Interest checking	1,056	0.47%	911	0.44%
Regular savings	1,429	0.28	1,260	0.24
Money market accounts	906	0.77	1,198	1.25
Time deposits:
$100,000 and greater	15,397	2.62	13,125	3.52
Under $100,000	19,477	2.53	19,416	3.34

Total interest bearing deposits	38,265	2.38%	35,910	3.16%

Total	$41,196		$38,787

TABLE 11: Maturities of Certificates of Deposits with Balances of $100,000 or More

(Dollars in thousands)	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

At December 31, 2010	$3,101	$1,732	$3,268	$8,532	$16,633	39.10%

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

Although maintaining and increasing deposits will serve as the primary source of liquidity, CNB maintains additional sources of liquidity through a federal funds line with Community Bankers Bank. At December 31, 2010, cash, federal funds sold, securities available for sale, and loans maturing within one year were 56.3% of total deposits and liabilities.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The primary technique for managing interest rate risk exposure is management of the interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated to mature or re-price within that same time period. During a period of rising interest rates, a “positive gap” implies that net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In a period of falling interest rates, the opposite effect on net income is likely to occur. Table 12 sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2010.

TABLE 12: Interest Rate Sensitivity

(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets
Securities	$—	$496	$—	$7,258	$7,754
Loans	5,661	6,572	23,587	1	35,821
Federal funds sold	3,454	—	—	—	3,454

Total	$9,115	$7,068	$23,587	$7,259	$47,029
Cumulative totals	$9,115	$16,183	$39,770	$47,029

Interest Bearing Liabilities
Interest checking (1)	$1,098	$—	$—	$—	$1,098
Savings (1)	1,328	—	—	—	1,328
Money Market (1)	891	—	—	—	891
Time Deposits	5,487	12,507	18,460	—	36,454

Total	$8,804	$12,507	$18,460	$—	$39,771
Cumulative totals	$8,804	$21,311	$39,771	$39,771

Interest sensitivity gap	$311	$(5,439)	$5,127	$7,259	$7,258
Cumulative interest sensitivity gap	$311	$(5,128)	$(1)	$7,258
Cumulative interest sensitivity gap to total interest earning assets	0.66%	-10.90%	0.00%	15.43%

(1)	Non-maturity, interest sensitive, deposits are classified as repriceable within 0-3 months, under the assumption that rates are subject to change weekly, at the discretion of management.

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

At December 31, 2010, consolidated shareholders’ equity was $6.7 million or 13.5% of total assets. At December 31, 2009, consolidated shareholder’s equity was $6.5 million or 13.7% of total assets. The Company’s common stock had a tangible book value of $4.44 per share at December 31, 2010 and $4.34 per share at December 31, 2009.

TABLE 13: Capital Analysis

	December 31,
(In thousands)	2010	2009
Tier 1 Capital:
Common stock	$15	$15
Capital surplus	9,567	9,567
Retained earnings (deficit)	(2,872)	(2,967)

Total Tier 1 capital	6,710	6,615
Tier 2 Capital:
Allowance for loan losses	453	462

Total risk-based capital	$7,163	$7,077

Risk weighted assets	$36,112	$36,744
CAPITAL RATIOS:
Tier 1 risk-based capital ratio	18.58%	18.00%
Total risk-based capital ratio	19.84%	19.26%
Tier 1 capital to average total assets	13.63%	13.70%

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

Our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2010 were unfulfilled loan commitments of $2.9 million. The Company had no standby letters of credit as of December 31, 2010.

No losses are anticipated as a result of the foregoing commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures about Market Risk is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this Item 8:

•	Consolidated Financial Statements:

1.	Consolidated Balance Sheets dated as of December 31, 2010 and 2009.

2.	Consolidated Statements of Operations for years ended December 31, 2010 and 2009.

3.	Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2010 and 2009.

4.	Consolidated Statements of Cash Flows for years ended December 31, 2010 and 2009.

5.	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Cash and due from banks	$597	$634
Federal funds sold	3,454	1,197
Securities available for sale, at fair value	7,754	7,414
Restricted securities, at cost	246	199
Loans, net of allowance for loan losses of $620 and $686 on December 31, 2010 and 2009	35,201	36,057
Premises and equipment, net	1,370	1,420
Foreclosed real estate	270	—
Other assets	454	596

Total assets	$49,346	$47,517

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,766	$2,461
Interest bearing deposits	39,771	38,359

Total deposits	42,537	40,820
Accrued interest payable	87	96
Other liabilities	61	91

Total liabilities	42,685	41,007

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at December 31, 2010 and 2009	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,872)	(2,967)
Accumulated other comprehensive (loss)	(49)	(105)

Total shareholders’ equity	6,661	6,510

Total liabilities and shareholders’ equity	$49,346	$47,517

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2010	2009
Interest and Dividend Income
Loans, including fees	$2,538	$2,686
Investment securities, taxable	277	293
Federal funds sold	3	2

Total Interest and Dividend Income	2,818	2,981

Interest Expense
Deposits	912	1,133
Other borrowings	—	1

Total Interest Expense	912	1,134

Net Interest Income	1,906	1,847

Provision for Loan Losses	91	1,194

Net Interest Income after Provision for Loan Losses	1,815	653

Non-Interest Income
Service charges on deposit accounts	10	12
Other fees and commissions	83	89
Net realized gains on disposition of securities	99	67
Income from investment in title company	8	12
Other income	42	44

Total Non-Interest Income	242	224

Non-Interest Expense
Personnel	1,071	1,138
Occupancy and equipment	127	123
Professional fees	215	218
Advertising	12	20
Computer services	109	90
Other	428	428

Total Non-Interest Expense	1,962	2,017

Net Income (Loss)	$95	$(1,140)

Earnings (loss) per share, basic and diluted	$0.06	$(0.76)

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010 and 2009

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

Balance - December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510

Comprehensive income:
Net income	—	—	—	95	—	$95	95
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	155	—
Reclassification adjustment	—	—	—	—	—	(99)	—

Total other comprehensive income	—	—	—	—	56	$56	56

Total comprehensive income	—	—	—	—	—	$151	—

Balance - December 31, 2010	1,500,427	$15	$9,567	$(2,872)	$(49)		$6,661

Balance - December 31, 2008	1,500,427	$15	$9,567	$(1,827)	$47		$7,802

Comprehensive loss:
Net loss	—	—	—	(1,140)	—	$(1,140)	(1,140)
Other comprehensive loss:
Unrealized loss on securities available for sale	—	—	—	—	—	(85)	—
Reclassification adjustment	—	—	—	—	—	(67)	—

Total other comprehensive loss	—	—	—	—	(152)	$(152)	(152)

Total comprehensive loss	—	—	—	—	—	$(1,292)	—

Balance - December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$95	$(1,140)
Provision for loan losses	91	1,194
Depreciation and amortization	83	83
Net amortization of securities	75	54
Realized gain on securities	(99)	(67)
Changes in:
Interest receivable	47	5
Other assets	72	(213)
Interest payable	(9)	(20)
Other liabilities	(30)	76

Net cash provided by (used in) operating activities	325	(28)

Cash Flows From Investing Activities
Purchase of available for sale securities	(7,751)	(8,230)
Proceeds from sales, calls and maturities of available for sale securities	7,491	5,725
Purchase of restricted securities	(47)	—
Purchase of property and equipment	(10)	(33)
Net (increase) decrease in loans	495	(1,330)

Net cash provided by (used in) investing activities	178	(3,868)

Cash Flows From Financing Activities
Net increase (decrease) in non-interest bearing deposits	305	(539)
Net increase in interest bearing deposits	1,412	4,057

Net cash provided by financing activities	1,717	3,518

Net increase (decrease) in cash and cash equivalents	$2,220	$(378)

Cash and Cash Equivalents
Beginning	1,831	2,209

Ending	$4,051	$1,831

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$921	$1,154

Unrealized gain (loss) on available for sale securities	$56	$(152)

Transfer between loans and other real estate owned	$270	$—

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1:	Organization and Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements of CNB Bancorp, Inc. and its subsidiary Bank include the accounts of both companies. All material intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses fair value measurements and the valuation of net deferred tax assets and other real estate.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company had no securities classified as held to maturity at December 31, 2010 and 2009.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses for each segment are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when:

•	Management believes that the collectability of the principal is unlikely regardless of delinquency status.

•	The loan is a consumer loan and is 120 days past due.

•	The loan is a non-consumer loan and is 180 days past due, unless the loan is well secured and recovery is probable.

•	The borrower is in bankruptcy, unless the debt has been reaffirmed, is well secured and recovery is probable.

Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan segment:

•	Consumer real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of collateral.

•

Construction and land development loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Commercial – non real estate carry risks associated with continued successful operation of a business because the repayment of these loans is generally dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•

Commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project, and changes in the value of collateral.

•

Consumer – non real estate loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of comparable properties or general market conditions when appropriate. The general component covers non-classified, or performing loans, special mention loans, and those loans classified as substandard that are not impaired. The general component is based on historical loss experience adjusted for changes in the following qualitative factors: value of underlying collateral, lending policy/underwriting practices, national and local economic conditions, portfolio volume and nature, staff experience and depth, levels of past due, levels of non-accrual, portfolio quality, loan review/oversight, impact and effects of concentrations, legal matters, and competition. Non-impaired classified loans are assigned a higher allowance factor which increases with the severity of classification than non-classified loans. The characteristics of the loan ratings are as follows:

•

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. The Company’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Company’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Company. There is a distinct possibility that the Company will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Company will be unable to collect all amounts due.

•	Substandard nonaccrual loans have the same characteristics as substandard loans; however, they have a non-accrual classification.

•

Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

•	Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

A loan is considered impaired when, based on current information and events, it is probable that the Company’s subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2010, the Company did not have any loans classified as troubled debt restructurings.

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

Foreclosed Property

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the lower of the Bank’s cost or the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in net expenses from foreclosed assets. The Bank had foreclosed assets of $270,000 at December 31, 2010 and no foreclosed assets at December 31, 2009.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2010 and 2009, the Company expensed $12,000 and $20,000, respectively, for advertising costs.

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

Applicable accounting guidance requires the costs resulting from all share-based payments be recognized in the financial statements. The Company measures the cost of employee services received in exchange for stock options based on the grant date fair value of these awards as calculated using the Black-Scholes option-pricing model. The cost is recognized over the period the employee is required to provide services for the award. No stock-based compensation was recognized during the years ended December 31, 2010 and 2009 as no options or warrants were granted or vested.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current year presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 became effective on September 28, 2010.

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

NOTE 2:	Securities

The amortized cost and fair value of securities available for sale as of December 31, 2010 and 2009 are as follows:

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,235	$63	$(82)	$6,216
Corporate bonds	500	—	(4)	496
State and municipals, taxable	1,068	2	(28)	1,042

	$7,803	$65	$(114)	$7,754

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$5,973	$13	$(85)	$5,901
Corporate bonds	1,012	—	(18)	994
State and municipals, taxable	534	—	(15)	519

	$7,519	$13	$(118)	$7,414

The amortized cost and estimated fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	500	496
Due after five through ten years	3,566	3,497
Due after ten years	3,737	3,761

	$7,803	$7,754

At December 31, 2010 and 2009, securities with a carrying value of $802,000 and $538,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from the sales, maturities and the calls of securities available for sale in 2010 and 2009 were $7.5 million and $5.7 million, respectively. During 2010 and 2009, the Company realized gains on the disposition of securities of $99,000 and $67,000, respectively.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes, and credit risk changes, to see if adjustments are needed. The primary concern in a loss situation is the credit quality of the business behind the instrument. The primary cause of impairments is the decline in the prices in the current rate environment. There were four accounts and ten accounts in the portfolio that had unrealized losses at December 31, 2010 and 2009, respectively. These losses are relative to the market rates and the timing of purchases and are not due to credit concerns of the issuers as all accounts are classified as investment grade. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities. Therefore, the Company did not recognize any other-than-temporary impairment losses for the years ended December 31, 2010 or 2009.

	December 31, 2010
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$2,168	$(82)	$—	$—
Corporate bonds	496	(4)	—	—
State and municipal bonds, taxable	509	(28)	—	—

	December 31, 2009
	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$4,376	$(64)	$479	$(21)
Corporate bonds	—	—	993	(18)
State and municipal bonds, taxable	519	(15)	—	—

NOTE 3:	Loans

The composition of loans is summarized as follows:

	December 31,
(Dollars in thousands)	2010	2009
Commercial - Non Real Estate
Commercial and Industrial	$2,758	$3,244
Commercial Real Estate
Owner occupied	9,924	8,645
Non-owner occupied	4,254	4,014
Construction and Land Development
Residential	1,568	2,440
Commercial	2,191	1,991
Consumer - Non Real Estate	2,889	4,143
Consumer Real Estate
Single Family	10,869	10,871
Multifamily	189	244
Equity Lines	1,179	1,151

Total loans	35,821	36,743
Less: Allowance for loan losses	620	686

Net loans	$35,201	$36,057

The aging of past due and nonaccrual loans as of December 31, 2010 by class is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Commercial - Non Real Estate
Commercial and Industrial	$175	$—	$—	$87	$262	$2,496	$2,758
Commercial Real Estate
Owner occupied	—	355	—	—	355	9,569	9,924
Non-owner occupied	—	—	—	—	—	4,254	4,254
Construction and Land Development
Residential	—	—	—	—	—	1,568	1,568
Commercial	—	174	—	1,014	1,188	1,003	2,191
Consumer - Non Real Estate	29	1	—	262	292	2,597	2,889
Consumer Real Estate
Single Family	180	119	—	474	773	10,096	10,869
Multifamily	—	—	—	—	—	189	189
Equity Lines	15	—	—	—	15	1,164	1,179

Total	$399	$649	$—	$1,837	$2,885	$32,936	$35,821

Credit quality as of December 31, 2010 by class is summarized as follows:

(Dollars in thousands)	Pass	Special Mention	Sustandard	Doubtful	Loss
Commercial - Non Real Estate
Commercial and Industrial	$2,671	$—	$87	$—	$—
Commercial Real Estate
Owner occupied	9,569	—	355	—	—
Non-owner occupied	4,254	—	—	—	—
Construction and Land Development
Residential	1,568	—	—	—	—
Commercial	1,177	—	577	437	—
Consumer - Non Real Estate	2,570	57	258	4	—
Consumer Real Estate
Single Family	10,128	247	494	—	—
Multifamily	189	—	—	—	—
Equity Lines	1,179	—	—	—	—

Total	$33,305	$304	$1,771	$441	$—

NOTE 4:	Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
(Dollars in thousands)	2010	2009
Balance, beginning	$686	$493
Provision charged to operating expense	91	1,194
Loans charged off	(157)	(1,002)
Recoveries of loans previously charged off	—	1

Balance, ending	$620	$686

The allowance for loan losses by segment as of December 31, 2010 follows:

(Dollars in thousands)	Commercial - Non Real Estate	Commercial Real Estate	Construction	Consumer - Non Real Estate	Consumer Real Estate	Unallocated	Total
Allowance for loan losses:
Ending Balance	$109	$205	$106	$77	$123	$—	$620

Indidually evaluated for impairment	62	34	71	16	31	—	214
Collectively evaluated for impairment	47	171	35	61	92	—	406

Loans:
Ending Balance	$2,758	$14,178	$3,759	$2,889	$12,237		$35,821

Indidually evaluated for impairment	87	389	624	250	474	—	1,824
Collectively evaluated for impairment	2,671	13,789	3,135	2,639	11,763	—	33,997

Impaired loans by class as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and Land Development
Commercial	$353	$655	$—	$368	$6
Consumer Real Estate
Single Family	335	335	—	336	20

With an allowance recorded:
Commercial - Non Real Estate
Commercial and Industrial	$87	$87	$62	$133	$8
Construction and Land Development
Commercial	660	787	105	660	16
Consumer - Non Real Estate	250	250	16	253	13
Consumer Real Estate
Single Family	139	139	31	140	8

Total
Commercial - Non Real Estate	$87	$87	$62	$133	$8
Construction and Land Development	1,013	1,442	105	1,028	22
Consumer - Non Real Estate	250	250	16	253	13
Consumer Real Estate	474	474	31	476	28

Total	$1,824	$2,253	$214	$1,890	$71

The Recorded Investment amounts in the table above represent the outstanding principal balance on each loan represented in the table. The Unpaid Principal Balance represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on nonaccrual loans.

(Dollars in thousands)	December 31, 2009
Impaired loans without a valuation allowance	$920
Impaired loans with a valuation allowance	1,072

Total impaired loans	$2,000

Valuation allowance related to impaired loans	271
Total non-accrual loans excluded from impaired loans	8
Total loans past due ninety days and still accruing	—

December 31, 2009
(Dollars in thousands)
Average balance of impaired loans	$2,725
Interest income recognized on impaired loans	62
Cash-basis interest included in interest income	32

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5:	Premises and Equipment

Premises and equipment as of December 31, 2010 and 2009 consists of the following:

(Dollars in thousands)	2010	2009
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	226	225
Construction in progress	9	—

	1,791	1,781
Less accumulated depreciation	421	361

	$1,370	$1,420

Depreciation expense was $60,000 and $63,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6:	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 was $16.6 million and $13.6 million at December 31, 2009. At December 31, 2010, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2011	$17,994
2012	6,597
2013	9,591
2014	184
2015	2,089

$36,455

Overdrawn deposit accounts totaling $6,000 at December 31, 2010 and $4,000 at December 31, 2009 were reclassified from deposits to loans.

NOTE 7:	Earnings (Loss) per Share

For the years ended December 31, 2010 and 2009, the weighted average number of shares outstanding for calculating basic and diluted earnings (loss) per share was 1,500,427. Basic and diluted earnings per share was $0.06 for the year ended December 31, 2010, compared to a loss per share of ($0.76) for the year ended December 31, 2009. Stock options and warrants outstanding for 2010 were 80,527 shares and 81,375 shares, respectively. For 2009, stock options outstanding were 84,027 shares and warrants outstanding were 81,375 shares. For 2010 and 2009, these shares were considered anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.

NOTE 8:	Warrants and Stock Options

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares at an exercise price of $6.67 per share. All of the remaining warrants are held by the organizing directors of the Company and fully vested during 2005.

	2010			2009
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price

Outstanding at the beginning of year	81,375	$6.67		91,125	$6.67
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—	—		(9,750)	6.67

Outstanding at end of year	81,375	$6.67	$—	81,375	$6.67

Warrants exercisable at end of year	81,375	$6.67	$—	81,375	$6.67

The aggregate intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the holders had they exercised their warrants on December 31, 2010.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)
$6.67	81,375	2.0

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations.

	2010			2009
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at the beginning of year	84,027	$7.17		86,027	$7.21
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(3,500)	8.63		(2,000)	8.67

Outstanding at end of year	80,527	$7.11	$—	84,027	$7.17

Options exercisable at end of year	80,527	$7.11	$—	84,027	$7.17

The following table summarizes options outstanding at December 31, 2010.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	5.0	$6.67
8.33	1,125	3.5	8.33
8.67	16,777	5.0	8.67

$7.11	80,527	5.0	$7.11

NOTE 9:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

(Dollars in thousands)	2010	2009
Deferred tax assets
Allowance for loan losses	$127	$391
Net operating loss	790	379
Stock options	43	43
Other	30	40

Deferred tax assets	990	853

Deferred tax liabilities
Fixed assets, net	(10)	(14)

Less: Valuation allowance	(980)	(839)

Net deferred tax assets (liabilities)	$—	$—

The provision for income taxes charged to operations for the period ended December 31, 2010 and 2009, consists of the following:

(Dollars in thousands)	2010	2009
Current tax expense	$—	$—
Deferred tax expense (benefit)	(34)	(212)
Change in valuation allowance	34	212

	$—	$—

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

The Company has a 401(k) Profit Sharing Plan covering employees who are at least 18 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Company makes discretionary matching contributions equal to 50 percent of an employee’s compensation contributed to the Plan, up to 6 percent of the employee’s compensation. Employer contributions vest to the employee over a five-year period.

For the years ended December 31, 2010 and 2009, expense incurred related to this retirement plan was $18,000 and $30,000, respectively.

NOTE 11:	Related Party Transactions

Loans to directors and officers totaled $1,952,000 and $2,316,000 at December 31, 2010 and 2009, respectively. New advances and repayments during 2010 equaled $122,000 and $486,000, respectively. All such loans are performing in accordance with their terms and were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Deposits of directors and officers totaled $507,000 and $524,000 at December 31, 2010 and 2009, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2010, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2010 and 2009 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$7,163	19.84%	$2,889	8.00%	N/A	N/A
Bank	$6,978	19.32%	$2,889	8.00%	$3,611	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,710	18.58%	$1,444	4.00%	N/A	N/A
Bank	$6,524	18.07%	$1,444	4.00%	$2,167	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,710	13.63%	$1,969	4.00%	N/A	N/A
Bank	$6,524	13.26%	$1,969	4.00%	$2,461	5.00%

As of December 31, 2009:
Total Capital ( to Risk-Weighted Assets)
Consolidated	$7,077	19.26%	$2,940	8.00%	N/A	N/A
Bank	$6,835	18.60%	$2,940	8.00%	$3,674	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,615	18.00%	$1,470	4.00%	N/A	N/A
Bank	$6,373	17.34%	$1,470	4.00%	$2,205	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,615	13.70%	$1,931	4.00%	N/A	N/A
Bank	$6,373	13.20%	$1,931	4.00%	$2,414	5.00%

The Company and Bank may pay dividends only out of retained earnings. At December 31, 2010, no retained earnings were available for the payment of dividends.

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

As of December 31, 2010 and 2009, reserves of $50,000 were required as deposits with Community Bankers Bank.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which the Company is committed. At December 31, 2010 and 2009, the Company had unfunded commitments under lines of credit of $2.9 million and $2.7 million, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. At December 31, 2010 and 2009, the Company did not have any commitments to extend credit.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. At December 31, 2010 and 2009, the Company did not have any commercial or standby letters of credit.

The Company did not have deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2010 and 2009.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010 Using
Description (Dollars in thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government and federal agencies	$6,216	$—	$6,216	$—
Corporate bonds	496	—	496	—
State and municipals, taxable	1,042	—	1,042	—

	$7,754	$—	$7,754	$—

	Fair Value Measurements at December 31, 2009 Using
Description (Dollars in thousands)	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government and federal agencies	$5,901	$—	$5,901	$—
Corporate bonds	994		994
State and municipals, taxable	519	—	519	—

	$7,414	$—	$7,414	$—

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

The value of foreclosed real estate owned is determined utilizing an income or market valuation approach based on an appraisal conducted by and independent, licensed appraiser outside of the Company using observable market data (Level 2). Any fair value adjustments are recorded in the period incurred in the consolidated statements of operations.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at December 31, 2010
Description (Dollars in thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$926	$—	$926	$—
Foreclosed real estate	270	—	270	—

	$1,196	$—	$1,196	$—

	Carrying Value at December 31, 2009
Description (Dollars in thousands)	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$801	$—	$801	$—

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$4,051	$4,051	$1,831	$1,831
Securities	7,754	7,754	7,414	7,414
Loans, net	35,201	35,196	36,057	36,080
Accrued interest receivable	205	205	252	252
Financial liabilities:
Non-interest bearing deposits	2,766	2,766	2,461	2,461
Interest bearing deposits	39,771	40,113	38,359	38,705
Accrued interest payable	87	87	96	96

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

NOTE 15:	Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the years ended December 31,
(Dollars in thousands)	2010	2009
ATM expense	$50	$45
Insurance	21	22
FDIC assessments	59	73
Regulatory assessments	29	28
Taxes	48	56
Other	221	204

Total Other	$428	$428

NOTE 16:	Parent Company Condensed Financial Information

Financial information for the parent company is as follows (dollars in thousands):

	December 31,
Balance Sheets	2010	2009
Assets
Cash	$186	$241
Investments in subsidiary	6,475	6,269

Total Assets	$6,661	$6,510

Liabilities and shareholders’ equity
Other liabilities	$—	$—
Shareholders’ equity	6,661	6,510

Total liabilities and shareholders’ equity	$6,661	$6,510

	For the years ended December 31,
Statements of Operations	2010	2009
Equity in undistributed earnings (loss) of subsidiary	$150	$(1,089)
Other expenses	(55)	(51)

Net income (loss)	$95	$(1,140)

	For the year ended December 31,
Statements of Cash Flows	2010	2009
Operating activities:
Net income (loss)	$95	$(1,140)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiary	(150)	1,089
Decrease in other liabilities	—	(1)

Net cash (used in) operating activities	(55)	(52)

Net (decrease) in cash	(55)	(52)

Cash at beginning of year	241	293

Cash at end of year	$186	$241

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CNB Bancorp, Inc.

Windsor, Virginia

We have audited the accompanying consolidated balance sheets of CNB Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 31, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

The information with respect to the Directors of the Company is contained on pages 1 through 6 of the 2011 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the Directors and Executive Officers is contained on page 13 of the 2011 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning Executive Officers of the Corporation is contained on pages 9 through 11 of the 2011 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained on pages 9 through 11 of the 2011 Proxy Statement under the caption, “Executive Officers,” and is incorporated herein by reference. The information regarding Director compensation contained on page 11 of the 2011 Proxy Statement under the caption, “Director Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 11 through 13 of the 2011 Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained on page 13 of the 2011 Proxy Statement under the caption, “Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained on page 14 of the 2011 Proxy Statement under the caption, “Principal Accounting Fees and Services,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc. 2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin (5)

14.1	Code of Ethics (2)

21.1	Subsidiaries of CNB Bancorp, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.
(5)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-K filed March 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ Jeffrey H. Noblin

Jeffrey H. Noblin
President & Chief Executive Officer

Date:	March 30, 2011

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

Signature	Title	Date

/s/ Jeffrey H. Noblin Jeffrey H. Noblin	Director, President & Chief Executive Officer (principal executive officer)	March 17, 2011

/s/ Allen E. Brown Allen E. Brown	Director	March 17, 2011

/s/ Judy D. Brown Judy D. Brown	Director	March 17, 2011

/s/ Brenton D. Burgess Brenton D. Burgess	Director	March 17, 2011

/s/ Oliver D. Creekmore Oliver D. Creekmore	Director	March 17, 2011

/s/ Dorothy L. Dalton Dorothy L. Dalton	Director	March 17, 2011

Signature	Title	Date

/s/ Harold F. Demsko Harold F. Demsko	Director	March 17, 2011

/s/ Tommy J. Duncan Tommy J. Duncan	Director	March 17, 2011

/s/ William E. Goodwin William E. Goodwin	Director	March 17, 2011

/s/ Anna M. Nash Anna M. Nash	Director	March 17, 2011

/s/ Susan W. O’Connell Susan W. O’Connell	Director	March 17, 2011

/s/ Gerald D. Scheimberg Gerald D. Scheimberg	Director	March 17, 2011

/s/ Michael G. Smith Michael G. Smith	Director	March 17, 2011

/s/ Robert E. Spencer, Jr. Robert E. Spencer, Jr.	Director	March 17, 2011

/s/ Lester A. Younkins Lester A. Younkins	Director	March 17, 2011

/s/ Elizabeth T. Beale Elizabeth T. Beale	Chief Financial Officer (principal accounting and financial officer)	March 30, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.7	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jerry R. Bryant (2)

10.8	CNB Bancorp, Inc. 2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.10	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Judy D. Brown(2)

10.11	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Oliver D. Creekmore(3)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin(5)

14.1	Code of Ethics(2)

21.1	Subsidiaries of the Company(2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.
(5)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-K filed March 26, 2009.