Form 10-K/A
period 2010-12-31
CNB BANCORP INC/VA
filed 2011-04-29
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 20, 2011, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10–K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “10-K”). The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement of our 2011 Annual Meeting of Stockholders. As of the date of this Amendment No. 1, our proxy statement has not been filed, and, according to General Instruction G(3) to Form 10-K, we hereby amend our 10-K to include the required information. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below. Also included in this Amendment are (a) the signature page; (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Amendment; and (c) the exhibit index set forth in Part IV, Item 15 of the Form 10-K, which has been amended and restated in its entirety as set forth below to include the additional certifications.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 31, 2011) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC. In this report, “CNB,” “we,” “us,” and “our” refer to CNB Bancorp. Inc. and its subsidiary.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

CNB’s board of directors (the “Board of Directors”) is divided into three classes – Class I, Class II and Class III – each of which is as nearly equal in number as possible. Each class of directors serves a staggered three-year term. The term of each class expires at the annual meeting in the years indicated below and upon the election and qualification of the director’s successor.

Board Membership Criteria

Our Board of Directors annually reviews the appropriate experience, skills and characteristics required of board members in the context of the then-current membership of the board. This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment and skills, such as an understanding of our industry, or legal, accounting or financial management expertise. In considering possible candidates for election as a director, our Board of Directors is guided by the principle that each director should: (i) be an individual of high character and integrity; (ii) be accomplished in his or her respective field, with superior credentials and recognition; (iii) have relevant expertise and experience upon which to be able to offer advice and guidance to management; (iv) have sufficient time available to devote to our affairs; (v) represent the long-term interests of our stockholders as a whole; and (vi) represent a diversity of background and experience.

Other considerations in director nominations include the candidate’s independence from conflict with our company, and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of time in preparation for those meetings. In addition to the qualities noted above, in considering possible candidates for election as a director, the Board of Directors seeks individuals who understand our business, can assist in the formulation of corporate strategies and finance matters, and have strong ties to our local community.

Qualified candidates for membership on our Board of Directors will be considered without regard to race, color, religion, gender, ancestry, national origin or disability. Our Board of Directors will review the qualifications and backgrounds of directors and nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of our Board of Directors, and recommend the slate of directors to be nominated for election at the annual meeting of stockholders. We do not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

The following table shows all of the directors of the Company. Except as otherwise indicated, each director has been engaged in his or her present principal occupation for more than five years. No director of the Company is related to any other director or executive officer by blood, marriage or adoption. Ages are reflected as of December 31, 2010.

CLASS I DIRECTORS

(Term Expires 2012)

NAME (AGE)	DIRECTOR SINCE	POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE

Dorothy L. Dalton (69)	2007	Director. Retired; computer consultant. Mrs. Dalton brings intimate knowledge of our local community to the Board of Directors.

Tommy J. Duncan (57)	2005	Director. Secretary/Treasurer of Custom Locators- USA, Inc.; Owner of Southeast Vending, LLC. Mr. Duncan was selected to serve on our Board of Directors because his experience as a business owner and investor in other financial institutions provides us with invaluable perspective and expertise.

Jeffrey H. Noblin (48)	2008	Director. President & Chief Executive Officer of the Company. Mr. Noblin was selected to serve as a director of the Company because his twenty-five years of banking experience targeted towards lending and retail management bring a unique and valuable perspective to our Board of Directors.

Michael G. Smith (58)	2001	Director. Mr. Smith is Owner and President of M.G. Smith Building Company, Inc., which specialized in commercial construction. Mr. Smith was selected to serve as a director of the Company because he has extensive experience in planning, organizing, and providing leadership in a business setting, and has a strong sense of changing economic and market conditions.

Robert E. Spencer, Jr. (69)	2004	Chairman. Mr. Spencer was selected to serve as a director of the Company because he brings to the Board of Directors forty years of banking experience, including fourteen years as the President/CEO of community banks and five years as a senior officer of an SEC reporting community bank.

CLASS II DIRECTORS

(Term Expires 2013)

NAME (AGE)	DIRECTOR SINCE	POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE

Judy D. Brown (64)	2001	Director. Mrs. Brown is a retired banker with forty-four years of experience in the primary market area served by the Company. She brings intimate knowledge of the community to the Board of Directors.

Oliver D. Creekmore (67)	2005	Director. Mr. Creekmore is a former President and Chief Executive Officer of the Company. Mr. Creekmore was selected to serve as a director of the Company because his thirty-eight years of banking experience, ranging from lender to President and CEO in a community bank setting, provide valuable experience to the Board of Directors.

Harold F. Demsko (51)	2001	Director. Dr. Demsko owns Harold F. Demsko DDS, PC. He has been practicing dentistry in Windsor since 1985. Mr. Demsko was selected to serve as a director of the Company because of his community knowledge as well as business acumen garnered from his experience as a business owner with management responsibilities.

William E. Goodwin (72)	2005	Director. Retired; former owner of Suffolk Sanitary Supply Co., Inc., which provided commercial janitorial and sanitary supplies. Mr. Goodwin operated his own business in the Company’s market area for thirty-four years. Mr. Goodwin was selected to serve as a director of the Company because he brings practical knowledge of small business operations and management and community contacts to the Board of Directors.

CLASS III DIRECTORS

(Term Expires 2011)

NAME (AGE)	DIRECTOR SINCE	POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE DURING PAST FIVE YEARS

Allen E. Brown (65)	2001	Vice Chairman. Vice President and manager of Nu-Image Inc. Mr. Brown was selected to serve on our Board of Directors because he brings practical knowledge of small business operations and management.

Brenton D. Burgess (54)	2004	Director. Principal of CPA firm, Burgess & Company, PC. Mr. Burgess brings to the Board of Directors experience in auditing, reviewing and analyzing financial statements and a clear understanding of the critical importance of internal controls. He also qualifies as the Company’s financial expert, a level of skill that is required for at least one member of the Audit Committee of the Board of Directors

Anna M. Nash (59)	2005	Director. Retired Nurse. Mrs. Nash brings intimate knowledge of our local community to the Board of Directors.

Gerald D. Scheimberg (63)	2001	Director. Retired President of Foot Care of Hampton Roads PC. Dr. Scheimberg owned and operated a podiatry practice. Dr. Scheimberg was selected as a director because he brings practical knowledge of small business operations and community contacts.

Susan Worrell O’Connell (41)	2001	Director. Principal and previous program support specialist with Southeastern Cooperative Educational Programs. Mrs. O’Connell brings intimate knowledge of our local community to the Board of Directors.

Lester A. Younkins (71)	2005	Director. Retired – Mechanical Engineer; Manager-Product Development – ITW/Southland. Mr. Younkins was selected as a director because he brings community knowledge as well as business acumen gathered from his experience in managerial positions.

Independence of the Board of Directors

With the exception of Mr. Noblin and Mrs. Brown, each of the Company’s remaining thirteen directors is an independent director under the National Association of Securities Dealers’ definition of “independent director.”

Audit Committee

The Company, through the Bank, has an Audit Committee that recommends to the Bank’s, and therefore to the Company’s Board of Directors the independent public accountants to be selected to audit the Bank’s and the Company’s annual financial statements, and determines whether all audits and exams required by law are being performed fully, properly and in a timely fashion. The Audit Committee also evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and audit plan. The Bank’s Audit Committee consists of Brenton D. Burgess, who is the Audit Committee’s Chairman and financial expert, Allen E. Brown, Susan W. O’Connell, Gerald D. Scheimberg, and Michael G. Smith. Each member of the Audit Committee is deemed to be an independent director under National Association of Securities Dealers’ listing standards currently in effect.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended December 31, 2010, Section 16(a) of the Exchange Act required the Company’s directors and executive officers and persons who own beneficially more than 10% of the Company’s outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company’s common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file. To our knowledge, during the fiscal year ended December 31, 2010, all of our directors and executive officers complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers, as well as other employees. The Company has recently implemented an official website, www.cnbva.com, but does not yet have the Code of Ethics posted. The Company is in the process of posting this information to the website; however, in the interim a copy may be obtained, without charge, upon written request addressed to CNB Bancorp, Inc. at P.O. Box 100, Windsor, VA 23487, Attention: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at 757-242-3733.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following individuals currently serve as executive officers and key employees of the Company. Age is reflected as of December 31, 2010. Each executive officer and key employee has been engaged in his or her present principal occupation for more than five years.

For biographical information regarding Mr. Noblin, our President, Chief Executive Officer and director, see “Board of Directors” above.

NAME (AGE)	OFFICER SINCE	POSITION WITH THE COMPANY AND THE BANK

Elizabeth T. Beale (38)	2003	Executive Vice President & Chief Financial Officer

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information with regard to compensation for services rendered in all capacities to the Company by its named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)		Total ($)

Jeffrey H. Noblin, President & Chief Executive Officer	2010 2009	115,000 115,000	1,500 1,500	0	0	0	0	10,089 10,089	(2) (2)	126,589 126,589

Elizabeth T. Beale, Executive Vice President & Chief Financial Officer	2010 2009	113,853 113,853	1,500 1,500	0	0	0	0	6,831 6,831		122,184 122,184

Jerry R. Bryant, Former Executive Vice President – Senior Loan Officer	2010 2009	94,628 94,628	0	0	0	0	0	5,678 5,678		100,306 100,306

(1)	Consists of contributions to the Company’s 401(k) made by the Company on behalf of executive.
(2)	Includes $7,200 automobile allowance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payment Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
Oliver D. Creekmore	1,800	0	0	8.67	12/14/2015	0	0	0	0

Elizabeth T. Beale	375	0	0	8.33	06/17/2014	0	0	0	0
	1,125	0	0	8.67	12/14/2015	0	0	0	0

Jerry R. Bryant	750	0	0	8.33	06/17/2014	0	0	0	0
	750	0	0	8.67	12/14/2015	0	0	0	0

Robert E. Spencer, Jr.	1,800	0	0	8.67	12/14/2015	0	0	0	0

Employment Agreements

Jeffrey H. Noblin, President and Chief Executive of the Company, is employed pursuant to a written employment agreement, dated January 2, 2009, by and among Mr. Noblin, the Company and the Bank. The employment agreement is for an initial period of one year, which term shall automatically renew for successive additional one year terms unless the agreement is terminated in writing by either Mr. Noblin or the Company with at least 60 days prior notice. Under the terms of the employment agreement, Mr. Noblin’s compensation includes:

•	A base salary of $115,000 per year;

•	An automobile allowance of $7,200 per year;

•	Eligibility to receive an annual incentive bonus; and

•	Other customary benefits such as health and life insurance, travel expenses and membership to business and social organizations.

Mr. Noblin’s agreement also provides for a payment in the event of a change in control of the Company, as well as customary non-competition and non-solicitation provisions.

Elizabeth T. Beale, the Chief Financial Officer of the Company, is employed pursuant to a written employment agreement, dated January 2, 2009, by and among Mrs. Beale, the Company and the Bank. The employment agreement is for an initial period of one year, which term shall automatically renew for successive additional one year terms unless the agreement is terminated in writing by either Mrs. Beale or the Company with at least 60 days prior notice. Under the terms of the employment agreement, Mrs. Beale’s compensation includes:

•	A base salary of $113,853 per year;

•	Eligibility to receive an annual incentive bonus; and

•	Other customary benefits such as health and life insurance, travel expenses and membership to business and social organizations.

Mr. Beale’s agreement also provides for a payment in the event of a change in control of the Company, as well as customary non-competition and non-solicitation provisions.

DIRECTOR COMPENSATION

We have not compensated the directors of the Company or the Bank separately for their services as directors because net profits of the Company and the Bank have not exceeded net losses since inception on a cumulative basis. The Company or the Bank may, at a future date, adopt reasonable compensatory policies for their directors.

Organizing Directors’ Shares and Warrants

The Company issued to each organizing director a warrant to purchase one share of common stock for each share the organizer purchased in the Company’s initial public offering for which they are the beneficial holder, up to an aggregate of 102,500 (153,750 shares adjusted for the 3-for-2 stock split in 2006) shares. During 2004, 4,500 vested warrants were exercised and 13,500 outstanding warrants were terminated (as adjusted for the 3-for-2 stock split). During 2007, 2,998 vested warrants were exercised and 41,627 outstanding warrants were terminated. During 2009, there were no warrant exercises and 9,750 outstanding warrants were terminated, therefore the remaining 81,375 warrants, as adjusted for the 3-for-2 stock split in 2006, issued to organizing directors continue to be held by the organizing directors of the Company and vested fully in 2005 at an exercisable price of $6.67 per share. During 2010, there were no warrants exercised.

Compensation Committee Interlocks and Insider Participation

Other than Mr. Noblin and Mr. Creekmore, who served as a loan officer of the Bank on a part-time basis, no member of our Board of Directors served as an officer and no other member of our Board of Directors served as an employee, of the Company or the Bank during the year ended December 31, 2010. In addition, during the year ended December 31, 2010, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2010.

Equity Compensation Plan Table
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	80,527		$7.11	40,228

Equity compensation plans not approved by security holders	81,375	(1)	$6.67	N/A

Total	161,902		$6.89	40,228

(1)	Represents 153,750 shares underlying organizers’ warrants issued in connection with the Company’s initial public offering, less those previously exercised or forfeited.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates the number of shares beneficially owned by the Company’s directors, director nominees, and named executive officers, as of April 20, 2011. Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in rules promulgated under the Exchange Act. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose or to direct the disposition of such security. All shares listed below refer to shares of common stock. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days of April 20, 2011. Except as set forth below, the Company knows of no person who owns or controls, directly or indirectly, in excess of five percent of the outstanding common stock of the Company. Unless otherwise indicated, the address for each of the following beneficial owners is care of Citizens National Bank, P.O. Box 100, Windsor, Virginia 23487.

Name of Beneficial Owner Director:	Amount and Nature of Beneficial Owner		Percent of Class(1)

Brown, Allen E.	18,713		1.24%

Brown, Judy D.	24,200		1.60%

Burgess, Brenton D.	23,050	(3)	1.54%

Creekmore, Oliver D.	6,525		*

Dalton, Dorothy L.	9,623		*

Demsko, Harold F.	37,125	(4)	2.45%

Duncan, Tommy J.	62,625		4.01%

Goodwin, William E.	52,647		3.50%

Nash, Anna M.	13,406		*

Noblin, Jeffrey H. (2)	5,000		*

O’Connell, Susan W.	51,657		3.42%

Scheimberg, Gerald D.	22,875		1.52%

Smith, Michael G.	39,909		2.63%

Spencer, Jr., Robert E.	33,300		2.22%

Younkins, Lester A.	11,399		*

Executive Officers:
Elizabeth T. Beale	1,500	*
All Directors and Named Executive Officers as a Group (17 persons)	413,554	25.01%

(*)	Less than 1%.
(1)	Percentages are based on 1,500,427 shares outstanding, plus the number of shares beneficially owned by the named persons in connection with the vested portion of his or her exercisable option and/or warrant that are not included in the 1,500,427, which additional number of shares equal 152,902.
(2)	Our bylaws require each of our directors to have 5,000 shares of common stock. Pursuant to a written voting agreement, Mr. Spencer, Jr. has given Mr. Noblin the right to vote 4,500 shares of common stock owned by Mr. Spencer, of which Mr. Noblin disclaims beneficial ownership.
(3)	Includes 18,000 shares owned by Patient Care, Inc, pursuant to a written voting agreement, of which Mr. Brenton disclaims beneficial ownership.
(4)	20,625 shares are pledged as collateral.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships and Related Transactions

The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families, corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions take place on substantially the same terms (including price, interest rate and collateral) as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company or the Bank. All terms of related party transactions were substantially the same for comparable transactions with unrelated parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

Category	2010	2009

Audit Fees (1)	$52,250	$51,750
Audit Related Fees (2)	0	0
Tax Fees (3)	5,000	5,000

All Other Fees	0	0

Total	$57,250	$56,750

(1)	Audit fees consist of audit and review services and review of documents filed with the SEC.
(2)	Audit-related fees consist of consultation concerning financial accounting and reporting standards.
(3)	Tax fees consist of preparation of federal and state income tax returns and consultation regarding tax compliance issues.

The Audit Committee has determined that the provision of these services is compatible with the maintenance of the independence of Yount, Hyde & Barbour, P.C., the Company’s independent auditors.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

All services rendered by Yount, Hyde & Barbour, P.C. for the year ended December 31, 2010, were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	Form of Certificate (filed as exhibit 4.1 to the Company’s Form SB -2/A on January 9, 2002 and incorporated herein by reference)

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin (5)

14.1	Code of Ethics (2)

21.1	Subsidiaries of CNB Bancorp, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.3	Certification of Chief Executive Officer

31.4	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.
(5)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-K filed March 26, 2009.
(6)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-K filed March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC.

By:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin
President & Chief Executive Officer

Date: April 29, 2011

Signature	Title	Date

/s/ Jeffrey H. Noblin	Director, President & Chief Executive Officer (principal executive officer)	April 29, 2011
Jeffrey H. Noblin

/s/ *	Director	April 29, 2011
Allen E. Brown

/s/ *	Director	April 29, 2011
Judy D. Brown

/s/ *	Director	April 29, 2011
Brenton D. Burgess

/s/ *	Director	April 29, 2011
Oliver D. Creekmore

/s/ *	Director	April 29, 2011
Dorothy L. Dalton

/s/ *	Director	April 29, 2011
Harold F. Demsko

/s/ *	Director	April 29, 2011
Tommy J. Duncan

/s/ *	Director	April 29, 2011
William E. Goodwin

/s/ *	Director	April 29, 2011
Anna M. Nash

/s/ *	Director	April 29, 2011
Susan W. O’Connell

/s/ *	Director	April 29, 2011
Gerald D. Scheimberg

/s/ *	Director	April 29, 2011
Michael G. Smith

/s/ Robert E. Spencer, Jr.	Director	April 29, 2011
Robert E. Spencer, Jr.

/s/ *	Director	April 29, 2011
Lester A. Younkins

/s/ Elizabeth T. Beale	Chief Financial Officer (principal accounting and financial officer)	April 29, 2011
Elizabeth T. Beale

*By:	/s/ Robert E. Spencer, Jr.
Robert E. Spencer, Jr., Attorney -in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Amended and Restated Bylaws.(3)

4.1	Form of Certificate (filed as exhibit 4.1 to the Company’s Form SB -2/A on January 9, 2002 and incorporated herein by reference)

10.1	Lease Agreement by and between Windsor Office Group and Citizens National Bank (in organization) dated June 1, 2001 (temporary office). (1)

10.2	Form of Escrow Agreement by and between CNB Bancorp, Inc. and Community Bankers’ Bank. (1)

10.3	Form of Employment Agreement by and among Citizens National Bank (in organization), CNB Bancorp, Inc. and Douglas A. Chesson. (1)

10.4	Form of CNB Bancorp, Inc. Organizing Director Warrant Agreement. (1)

10.5	Operating Agreement of CNB Bancorp, LLC. (1)

10.6	Form of Organizing Director Contribution Agreement. (1)

10.8	CNB Bancorp, Inc.2003 Stock Incentive Plan(2)

10.9	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Elizabeth T. Beale(2)

10.12	Amendment to CNB Bancorp, Inc. 2003 Stock Incentive Plan(4)

10.13	Employment Agreement by and among Citizens National Bank, CNB Bancorp, Inc. and Jeffrey H. Noblin (5)

14.1	Code of Ethics (2)

21.1	Subsidiaries of CNB Bancorp, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.3	Certification of Chief Executive Officer

31.4	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on Form SB-2, as amended.
(2)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-KSB filed March 25, 2004.
(3)	Incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed November 23, 2005.
(4)	Incorporated herein by reference to Exhibit A in the Company’s Definitive Proxy Statement filed October 21, 2005.
(5)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-K filed March 26, 2009.
(6)	Incorporated herein by reference to exhibit of same number in the Company’s annual report on Form 10-K filed March 31, 2011