Form 10-Q
period 2011-03-31
CNB BANCORP INC/VA
filed 2011-05-13
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2011, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash and due from banks	$520	$597
Federal funds sold	3,422	3,454
Securities available for sale, at fair value	8,678	7,754
Restricted securities, at cost	246	246
Loans, net of allowance for loan losses of $572 on March 31, 2011 and $620 on December 31, 2010	36,305	35,201
Premises and equipment, net	1,365	1,370
Foreclosed real estate	302	270
Other assets	481	454

Total assets	$51,319	$49,346

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$2,987	$2,766
Interest bearing deposits	41,488	39,771

Total deposits	44,475	42,537
Accrued interest payable	96	87
Other liabilities	73	61

Total liabilities	44,644	42,685

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at March 31, 2011 and December 31, 2010	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,860)	(2,872)
Accumulated other comprehensive (loss)	(47)	(49)

Total shareholders’ equity	6,675	6,661

Total liabilities and shareholders’ equity	$51,319	$49,346

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per share data)	2011	2010
Interest and Dividend Income
Loans, including fees	$610	$643
Investment securities, taxable	63	69
Federal funds sold	3	1

Total Interest and Dividend Income	676	713

Interest Expense
Deposits	210	243

Total Interest Expense	210	243

Net Interest Income	466	470

Provision for Loan Losses	23	—

Net Interest Income after Provision for Loan Losses	443	470

Non-Interest Income
Service charges on deposit accounts	2	3
Other fees and commissions	14	23
Net realized gains on disposition of securities	20	7
Income from investment in title company	1	3
Other income	11	9

Total Non-Interest Income	48	45

Non-Interest Expense
Personnel	266	266
Occupancy and equipment	30	34
Professional fees	44	48
Advertising	5	3
Computer services	30	26
Other	104	103

Total Non-Interest Expense	479	480

Net Income	$12	$35

Earnings per share, basic and diluted	$0.01	$0.02

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive (Loss)	Comprehen- sive Income (Loss)	Total
Balance - December 31, 2010	1,500,427	$15	$9,567	$(2,872)	$(49)		$6,661

Comprehensive income:
Net income	—	—	—	12	—	$12	12
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	22	—
Reclassification adjustment	—	—	—	—	—	(20)	—

Total other comprehensive income	—	—	—	—	2	$2	2

Total comprehensive income	—	—	—	—	—	$14	—

Balance - March 31, 2011	1,500,427	$15	$9,567	$(2,860)	$(47)		$6,675

Balance - December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510

Comprehensive income:
Net income	—	—	—	35	—	$35	35
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	11	—
Reclassification adjustment	—	—	—	—	—	(7)	—

Total other comprehensive income	—	—	—	—	4	$4	4
Total comprehensive income	—	—	—	—	—	$39	—

Balance - March 31, 2010	1,500,427	$15	$9,567	$(2,932)	$(101)		$6,549

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$12	$35
Provision for loan losses	23	—
Depreciation and amortization	18	21
Net amortization of securities	24	17
Realized gain on securities	(20)	(7)
Changes in:
Interest receivable	(20)	8
Other assets	(11)	20
Interest payable	9	(3)
Other liabilities	11	33

Net cash provided by operating activities	46	124

Cash Flows From Investing Activities
Purchase of available for sale securities	(2,269)	(2,555)
Proceeds from sales, calls and maturities of available for sale securities	1,343	1,828
Purchase of property and equipment	(9)	—
Net (increase) decrease in loans	(1,314)	656
Proceeds from sale of foreclosed real estate	156	—

Net cash used in investing activities	(2,093)	(71)

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	221	164
Net increase (decrease) in interest bearing deposits	1,717	(787)

Net cash provided by (used in) financing activities	1,938	(623)

Net decrease in cash and cash equivalents	$(109)	$(570)

Cash and Cash Equivalents
Beginning	4,051	1,831

Ending	$3,942	$1,261

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$201	$246

Unrealized gain on available for sale securities	$2	$4

Transfer between loans and other real estate owned	$187	$—

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010; the results of operations for the three month periods ended March 31, 2011 and 2010; changes in shareholders’ equity for the three months ended March 31, 2011 and 2010; and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,659	$42	$(76)	$6,625
Corporate bonds	500	—	(2)	498
State and municipals, taxable	1,566	23	(34)	1,555

	$8,725	$65	$(112)	$8,678

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,235	$63	$(82)	$6,216
Corporate bonds	500	—	(4)	496
State and municipals, taxable	1,068	2	(28)	1,042

	$7,803	$65	$(114)	$7,754

Proceeds from available for sale securities that matured, were sold, or were called by their issuers in the first three months of 2011 were $1.3 million. During the same period, the Company realized gains of $20,000 on the sale of securities.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates rise. At March 31, 2011, the portfolio had eight accounts with unrealized losses, all of which were in an unrealized loss position for less than 12 months. Unrealized losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Note 3. Loans

The consolidated loan portfolio at March 31, 2011 and December 31, 2010 is composed of the following:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Commercial - Non Real Estate
Commercial and Industrial	$2,380	$2,758
Commercial Real Estate
Owner occupied	9,075	9,924
Non-owner occupied	4,727	4,254
Construction and Land Development
Residential	2,387	1,568
Commercial	3,014	2,191
Consumer - Non Real Estate	2,904	2,889
Consumer Real Estate
Single Family	10,932	10,869
Multifamily	187	189
Equity Lines	1,271	1,179

Total loans	36,877	35,821
Less: Allowance for loan losses	572	620

Net loans	$36,305	$35,201

The aging of past due and nonaccrual loans as of March 31, 2011 by class is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Commercial - Non Real Estate
Commercial and Industrial	$23	$—	$—	$—	$23	$2,357	$2,380
Commercial Real Estate
Owner occupied	—	—	—	—	—	9,075	9,075
Non-owner occupied	—	—	—	—	—	4,727	4,727
Construction and Land Development
Residential	—	—	—	—	—	2,387	2,387
Commercial	69	—	—	824	893	2,121	3,014
Consumer - Non Real Estate	35	4	—	248	287	2,617	2,904
Consumer Real Estate
Single Family	59	—	176	592	827	10,105	10,932
Multifamily	—	—	—	—	—	187	187
Equity Lines	—	—	—	—	—	1,271	1,271

Total	$186	$4	$176	$1,664	$2,030	$34,847	$36,877

Credit quality as of March 31, 2011 by class is summarized as follows:

(Dollars in thousands)	Pass	Special Mention	Sustandard	Doubtful	Loss
Commercial - Non Real Estate
Commercial and Industrial	$2,380	$—	$—	$—	$—
Commercial Real Estate
Owner occupied	8,725	350	—	—	—
Non-owner occupied	4,727	—	—	—	—
Construction and Land Development
Residential	2,387	—	—	—	—
Commercial	2,191	—	386	437	—
Consumer - Non Real Estate	2,604	52	248	—	—
Consumer Real Estate
Single Family	10,073	70	335	454	—
Multifamily	187	—	—	—	—
Equity Lines	1,271	—	—	—	—

Total	$34,545	$472	$969	$891	$—

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses and the allowance for loan losses by segment as of March 31, 2011 are as follows:

(Dollars in thousands)	Commercial - Non Real Estate	Commercial Real Estate	Construction	Consumer - Non Real Estate	Consumer Real Estate	Unallocated	Total
Allowance for loan losses:
Balance, beginning	109	205	106	77	123	—	620
Charge-offs	(62)	—	—	(10)	—	—	(72)
Recoveries	—	—	—	1	—	—	1
Provision	19	(58)	47	2	13	—	23

Ending Balance	$66	$147	$153	$70	$136	$—	$572

Individually evaluated for impairment	—	—	102	12	45	—	159
Collectively evaluated for impairment	66	147	51	58	91	—	413

Loans:
Ending Balance	$2,380	$13,802	$5,401	$2,904	$12,390		$36,877

Individually evaluated for impairment	—	—	823	245	593	—	1,661
Collectively evaluated for impairment	2,380	13,802	4,578	2,659	11,797	—	35,216

The decrease and increase in Provision related to Commercial Real Estate and Construction, respectively, resulted from the reclassification of an impaired credit during the first quarter of 2011 out of the Commercial Real Estate segment into the Construction segment.

Changes in the allowance for loan losses at December 31, 2010 are as follows:

(Dollars in thousands)	December 31, 2010
Balance, beginning	$686
Provision charged to operating expense	91
Loans charged off	(157)
Recoveries of loans previously charged off	—

Balance, ending	$620

The allowance for loan losses by segment as of December 31, 2010 follows:

(Dollars in thousands)	Commercial- Non Real Estate	Commercial Real Estate	Construction	Consumer- Non Real Estate	Consumer Real Estate	Unallocated	Total
Allowance for loan losses:
Ending Balance	$109	$205	$106	$77	$123	$—	$620

Individually evaluated for impairment	62	34	71	16	31	—	214
Collectively evaluated for impairment	47	171	35	61	92	—	406

Loans:
Ending Balance	$2,758	$14,178	$3,759	$2,889	$12,237		$35,821

Individually evaluated for impairment	87	389	624	250	474	—	1,824
Collectively evaluated for impairment	2,671	13,789	3,135	2,639	11,763	—	33,997

Impaired loans by class as of March 31, 2011 are summarized below:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and Land Development
Commercial	$166	$468	$—	$166	$—
Consumer Real Estate
Single Family	335	335	—	335	—

With an allowance recorded:
Construction and Land Development Commercial	$657	$784	$102	$668	$4
Consumer - Non Real Estate	245	245	12	245	—
Consumer Real Estate
Single Family	258	258	45	258	—

Total
Construction and Land Development	$823	$1,252	$102	$834	$4
Consumer - Non Real Estate	245	245	12	245	—
Consumer Real Estate	593	593	45	593	—

Total	$1,661	$2,090	$159	$1,672	$4

Impaired loans by class as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and Land Development
Commercial	$353	$655	$—	$368	$6
Consumer Real Estate
Single Family	335	335	—	336	20

With an allowance recorded:
Commercial - Non Real Estate
Commercial and Industrial	$87	$87	$62	$133	$8
Construction and Land Development
Commercial	660	787	105	660	16
Consumer - Non Real Estate	250	250	16	253	13
Consumer Real Estate
Single Family	139	139	31	140	8

Total
Commercial - Non Real Estate	$87	$87	$62	$133	$8
Construction and Land Development	1,013	1,442	105	1,028	22
Consumer - Non Real Estate	250	250	16	253	13
Consumer Real Estate	474	474	31	476	28

Total	$1,824	$2,253	$214	$1,890	$71

The Recorded Investment amounts in the tables above represent the outstanding principal balance on each loan represented in the table. The Unpaid Principal Balance represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on nonaccrual loans. No additional funds are committed to be advanced in connection with impaired loans.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	155	226
Construction in progress	—	9

	1,711	1,791
Less accumulated depreciation	346	421

	$1,365	$1,370

Note 6. Earnings Per Share

For the three months ended March 31, 2011 and 2010, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 79,027 and 82,527 shares, respectively, and warrants outstanding of 81,375 shares were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At March 31, 2011, there were 79,027 options issued and outstanding, all of which were exercisable. No options were granted or exercised and 1,500 options were forfeited during the first three months of 2011. Options outstanding and exercisable had no intrinsic value at March 31, 2011. The following table summarizes options outstanding at March 31, 2011. Refer to Note 8 of the Company’s 2010 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 6.67	62,625	4.75	$6.67
8.33	375	3.25	8.33
8.67	16,027	4.75	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first three months of 2011, there were no warrants granted, exercised, or forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at March 31, 2011 and are summarized in the following table. Refer to Note 8 of the Company’s 2010 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 6.67	81,375	1.75	$6.67

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Fair Value Measurements at March 31, 2011 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government and federal agencies	$6,625	$—	$6,625	$—
Corporate bonds	498	—	498	—
State and municipals, taxable	1,555	—	1,555	—

	$8,678	$—	$8,678	$—

	Fair Value Measurements at December 31, 2010 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Description (Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government and federal agencies	$6,216	$—	$6,216	$—
Corporate bonds	496		496
State and municipals, taxable	1,042	—	1,042	—

	$7,754	$—	$7,754	$—

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

The value of foreclosed real estate owned is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). Any fair value adjustments are recorded in the period incurred in the Consolidated Statements of Income.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at March 31, 2011
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,001	$—	$1,001	$—
Foreclosed real estate	302	—	302	—

	$1,303	$—	$1,303	$—

	Carrying Value at December 31, 2010
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$926	$—	$926	$—
Foreclosed real estate	270	—	270	—

	$1,196	$—	$1,196	$—

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2011		2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$3,942	$3,942	$4,051	$4,051
Securities	8,678	8,678	7,754	7,754
Loans, net	36,305	36,226	35,201	35,196
Accrued interest receivable	225	225	205	205
Financial liabilities:
Non-interest bearing deposits	2,987	2,987	2,766	2,766
Interest bearing deposits	41,488	41,906	39,771	40,113
Accrued interest payable	96	96	87	87

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

Note 10. Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended March 31,
(Dollars in thousands)	2011	2010
ATM expense	$14	$12
Insurance	4	6
FDIC assessments	15	15
Regulatory assessments	7	7
Supplies and stationery	3	2
Taxes	11	12
Other	50	49

Total Other	$104	$103

Note 11. Subsequent Event

On May 10, 2011, the Company filed a Schedule 13E-3, Going Private Transaction by Certain Issuers, and a preliminary Schedule 14-A proxy statement for the primary purpose of proposing a merger agreement between the Company and the Bank, whereby the Bank will be the surviving entity and provide to shareholders of the Company the right to receive one share of common stock of the Bank for each share of common stock of the Company.

The primary effect of the above transaction will be to terminate the registration of the Company’s common stock under federal securities laws, which will allow the Company to realize significant cost savings because we will no longer have reporting obligations related to compliance with the eXtensible Business Reporting Language (“XBRL”) and other newly implemented rules and regulations.

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

Financial Condition

At March 31, 2011, CNB Bancorp, Inc. had total assets of $51.3 million compared to $49.3 million at December 31, 2010, an increase of $2.0 million. The increase in total assets is primarily due to a $1.1 million increase in net loans and a $924,000 increase in securities available for sale. At March 31, 2011, assets consisted principally of cash and cash equivalents of $3.9 million, $8.9 million in securities available for sale, $36.3 million in loans, net of allowance for loan losses, and $1.4 million in premises and equipment, net of accumulated depreciation.

Total liabilities at March 31, 2011 were $44.6 million, compared to $42.7 million at December 31, 2010. Total liabilities at March 31, 2011 consisted primarily of $3.0 million in non-interest bearing deposits and $41.5 million in interest bearing deposits. Non-interest bearing and interest bearing deposits increased $221,000 and $1.7 million, respectively in the first three months of 2011.

As of March 31, 2011, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $4.0 million. At March 31, 2011, the Company had eight loans in the amount of $1.7 million on non-accrual status. The Company had seven loans totaling $1.7 million classified as impaired, all of which were on non-accrual. The Company had one loan past due 90 days and still accruing interest in the amount of $176,000 at March 31, 2011 and no loan classified as loss for regulatory purposes. CNB had other real estate owned in the amount of $302,000 at March 31, 2011.

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

Total nonperforming assets at March 31, 2011 consisted of nonaccrual loans of $1.7 million, other real estate owned of $302,000 and one loan past due 90 days and still accruing interest in the amount of $176,000. The Company had seven loans totaling $1.7 million classified as impaired, all of which were on non-accrual. Two of these loans totaling $438,000 were also classified for regulatory purposes as doubtful. At December 31, 2010, the Company had nonperforming assets of twelve loans on non-accrual totaling $1.8 million. Of these twelve loans, nine loans totaling $1.8 million were classified as impaired. Two loans, which were also non-accrual and impaired, totaling $437,000 were classified as doubtful for regulatory purposes, There were no loans delinquent 90 days or more and still accruing and no loans classified for regulatory purposes as loss. The Company had other real estate owned in the amount of $270,000 at December 31, 2010. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to similar risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the period ended:

	March 31, 2011	December 31, 2010
Nonaccrual loans	$1,664	$1,837
Loans past due 90 days and accruing interest	176	—
Total nonperforming loans	1,840	1,837
Foreclosed real estate	302	270

Total nonperforming assets	$2,142	$2,107

Balances
Allowance for loan losses	$572	$620
Gross loans	36,877	35,821
Ratios
Allowance for loan losses to loans	1.55%	1.73%
Allowance for loan losses to nonperforming loans	31.09%	33.75%

Total loan charge-offs, less recoveries, for the three months ended March 31, 2011 and 2010 amounted to $71,000 and $6,000, respectively. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $572,000 representing 1.55% of gross loans, at March 31, 2011 decreased $48,000 compared to $620,000, or 1.73% of gross loans, at December 31, 2010. The recessionary economic environment would not normally support a decline in the allowance for loan losses; however, during the first quarter of 2011, the Company fully charged off three impaired loans that were fully reserved in 2010 which resulted in a decrease to the specific reserves of $66,000. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on proper impairment analyses and monitoring of the qualitative, subjective factor weighting to ensure adequate reserves for the recessionary economic environment observed during 2009, which continued throughout 2010 and in anticipation of a potential recessionary economic environment through 2011.

Liquidity and Interest Rate Sensitivity

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

Capital Resources

At March 31, 2011 and December 31, 2010, consolidated shareholders’ equity was $6.7 million, representing 13.0% and 13.6% of total assets, respectively. The Company’s common stock had a tangible book value of $4.45 and $4.44 per share at March 31, 2011 and December 31, 2010, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2011 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,181	19.64%	$2,925	8.00%	N/A	N/A
Bank	$7,004	19.16%	$2,925	8.00%	$3,656	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,723	18.39%	$1,462	4.00%	N/A	N/A
Bank	$6,546	17.90%	$1,462	4.00%	$2,194	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,723	13.20%	$2,037	4.00%	N/A	N/A
Bank	$6,546	12.85%	$2,037	4.00%	$2,547	5.00%

Results of Operations

CNB had net income of $12,000 and $35,000 for the three months ended March 31, 2011 and 2010, respectively. Factors such as controlled asset growth, asset/liability repricing and management, and non-interest income have combined to provide the necessary income to maintain profitability; however the combination of increased industry-wide FDIC premium assessments and the potential for significant additional provisions for loan losses may negatively affect earnings for 2011.

Total interest income for the three months ended March 31, 2011 was $676,000. Total interest expense for the same period was $210,000. For the three months ended March 31, 2010, total interest income was $713,000 and total interest expense was $243,000. The decreased interest income and expense from 2010 to 2011 is indicative of stable growth and asset/liability repricing in a low market rate environment. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin compressed slightly to 3.87% during the first three months of 2011, down from 4.17% for the same period in 2009.

Total non-interest income for the three months ended March 31, 2011 was $48,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $479,000. Personnel expense and professional fees accounted for 55.5% and 9.2% of non-interest expense, respectively. Non-interest income for the three months ended March 31, 2010 was $45,000, while non-interest expense was $480,000. Significantly higher compliance costs with federal rules and regulation such as FDIC premiums, which have been assessed industry-wide, were and will continue to be the primary component of increased non-interest expense during 2010 and 2011.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of March 31, 2011 were unfulfilled loan commitments totaling $4.0 million.

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

Allowance for Loan Losses.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses for each segment are charged against the allowance for loan losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when:

•	Management believes that the collectability of the principal is unlikely regardless of delinquency status.

•	The loan is a consumer loan and is 120 days past due.

•	The loan is a non-consumer loan and is 180 days past due, unless the loan is well secured and recovery is probable; or

•	The borrower is in bankruptcy, unless the debt has been reaffirmed, is well secured and recovery is probable.

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

•

Commercial – non real estate loans carry risks associated with continued successful operation of a business because the repayment of these loans is generally dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of comparable properties or general market conditions when appropriate. The general component covers non-classified, or performing loans, special mention loans, and those loans classified as substandard that are not impaired. The general component is based on historical loss experience adjusted for changes in the following qualitative factors: value of underlying collateral, lending policy/underwriting practices, national and local economic conditions, portfolio volume and nature, staff experience and depth, levels of past due, levels of non-accrual, portfolio quality, loan review/oversight, impact and effects of concentrations, legal matters, and competition . Non-impaired classified loans are assigned a higher allowance factor, which increases with the severity of classification, than non-classified loans. The characteristics of the loan ratings are as follows:

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

A loan is considered impaired when, based on current information and events, it is probable that the Company’s subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. As of March 31, 2011, the Company did not have any loans classified as troubled debt restructurings.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three months ended March 31, 2011. No shares were redeemed during the three months ended March 31, 2011.

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION

(a) Required 8-K Disclosures. None

(b) Changes in Procedures for Director Nominations by Security Holders. None

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB BANCORP, INC. (Registrant)

DATE: May 13, 2011	BY:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin Chief Executive Officer

DATE: May 13, 2011	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit

3.1	Articles of Incorporation (incorporated herein by reference to exhibit of same number in the Company’s Registration Statement on SB-2, as amended)

3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit of same number in the Company’s Form 8-K filed with SEC on November 23, 2005)

31.1	CEO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

31.2	CFO Certification pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	In accordance with Item 601(b)(32) of Regulation S-K, this exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.