Form 10-Q
period 2011-06-30
CNB BANCORP INC/VA
filed 2011-08-15
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2011, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash and due from banks	$660	$597
Federal funds sold	3,293	3,454
Securities available for sale, at fair value	9,597	7,754
Restricted securities, at cost	237	246
Loans, net of allowance for loan losses of $592 on June 30, 2011 and $620 on December 31, 2010	36,237	35,201
Premises and equipment, net	1,351	1,370
Foreclosed real estate	302	270
Other assets	481	454

Total assets	$52,158	$49,346

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,511	$2,766
Interest bearing deposits	41,593	39,771

Total deposits	45,104	42,537
Accrued interest payable	94	87
Other liabilities	76	61

Total liabilities	45,274	42,685

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at June 30, 2011 and December 31, 2010	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,864)	(2,872)
Accumulated other comprehensive income (loss)	166	(49)

Total shareholders’ equity	6,884	6,661

Total liabilities and shareholders’ equity	$52,158	$49,346

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$625	$652	$1,235	$1,295
Investment securities, taxable	68	77	131	146
Federal funds sold	—	—	3	1

Total Interest and Dividend Income	693	729	1,369	1,442

Interest Expense
Deposits	211	229	421	472

Total Interest Expense	211	229	421	472

Net Interest Income	482	500	948	970

Provision for Loan Losses	20	10	43	10

Net Interest Income after Provision for Loan Losses	462	490	905	960

Non-Interest Income
Service charges on deposit accounts	2	2	4	5
Other fees and commissions	15	21	29	44
Net realized gains on disposition of securities	15	13	35	20
Income from investment in title company	—	2	1	5
Other income	13	12	24	21

Total Non-Interest Income	45	50	93	95

Non-Interest Expense
Personnel	257	254	523	520
Occupancy and equipment	29	29	59	63
Professional fees	91	52	135	100
Advertising	4	4	9	7
Computer services	29	26	59	52
Other	101	111	205	214

Total Non-Interest Expense	511	476	990	956

Net Income (Loss)	$(4)	$64	$8	$99

Earnings per share, basic and diluted	$0.00	$0.05	$0.01	$0.07

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011 and 2010

(unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2010	1,500,427	$15	$9,567	$(2,872)	$(49)		$6,661

Comprehensive income:
Net income	—	—	—	8	—	$8	8
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	250	—
Reclassification adjustment	—	—	—	—	—	(35)	—

Total other comprehensive income	—	—	—	—	215	$215	215

Total comprehensive income	—	—	—	—	—	$223	—

Balance - June 30, 2011	1,500,427	$15	$9,567	$(2,864)	$166		$6,884

Balance - December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510

Comprehensive income:
Net income	—	—	—	99	—	$99	99
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	281	—
Reclassification adjustment	—	—	—	—	—	(20)	—

Total other comprehensive income	—	—	—	—	261	$261	261

Total comprehensive income	—	—	—	—	—	$360	—

Balance - June 30, 2010	1,500,427	$15	$9,567	$(2,868)	$156		$6,870

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$8	$99
Provision for loan losses	43	10
Depreciation and amortization	35	42
Net amortization of securities	42	37
Realized gain on securities	(35)	(20)
Changes in:
Interest receivable	(9)	46
Other assets	(26)	17
Interest payable	7	(8)
Other liabilities	15	(21)

Net cash provided by operating activities	80	202

Cash Flows From Investing Activities
Purchase of available for sale securities	(3,769)	(4,462)
Proceeds from sales, calls and maturities of available for sale securities	2,143	4,106
Purchase of property and equipment	(9)	—
Net (increase) decrease in loans	(1,266)	770
Proceeds from sale of foreclosed real estate	156	—

Net cash provided by (used in) investing activities	(2,745)	414

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	745	545
Net increase (decrease) in interest bearing deposits	1,822	(418)

Net cash provided by financing activities	2,567	127

Net increase (decrease) in cash and cash equivalents	$(98)	$743

Cash and Cash Equivalents
Beginning	4,051	1,831

Ending	$3,953	$2,574

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$414	$480

Unrealized gain on available for sale securities	$215	$261

Transfer between loans and other real estate owned	$187	$—

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010; the results of operations for the three month and six month periods ended June 30, 2011 and 2010; changes in shareholders’ equity for the six months ended June 30, 2011 and 2010; and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$7,367	$138	$(2)	$7,503
Corporate bonds	500	—	(2)	498
State and municipals, taxable	1,564	46	(14)	1,596

	$9,431	$184	$(18)	$9,597

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,235	$63	$(82)	$6,216
Corporate bonds	500	—	(4)	496
State and municipals, taxable	1,068	2	(28)	1,042

	$7,803	$65	$(114)	$7,754

Proceeds from available for sale securities that matured, were sold, or were called by their issuers in the first six months of 2011 were $2.1 million. During the same period, the Company realized gains of $35,000 on the sale of securities.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates rise. At June 30, 2011, the portfolio had three accounts with unrealized losses, all of which were in an unrealized loss position for less than 12 months. Unrealized losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Note 3. Loans

The consolidated loan portfolio at June 30, 2011 and December 31, 2010 is composed of the following:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial - Non Real Estate
Commercial and Industrial	$2,844	$2,758
Commercial Real Estate
Owner occupied	8,965	9,924
Non-owner occupied	4,704	4,254
Construction and Land Development
Residential	3,328	1,568
Commercial	2,484	2,191
Consumer - Non Real Estate	2,927	2,889
Consumer Real Estate
Single Family	10,039	10,869
Multifamily	186	189
Equity Lines	1,352	1,179

Total loans	36,829	35,821
Less: Allowance for loan losses	592	620

Net loans	$36,237	$35,201

The aging of past due and nonaccrual loans as of June 30, 2011 by class is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Commercial - Non Real Estate
Commercial and Industrial	$—	$—	$—	$—	$—	$2,844	$2,844
Commercial Real Estate
Owner occupied	—	—	—	—	—	8,965	8,965
Non-owner occupied	—	—	—	—	—	4,704	4,704
Construction and Land Development
Residential	249	—	—	—	249	3,079	3,328
Commercial	—	—	—	814	814	1,670	2,484
Consumer - Non Real Estate	64	—	3	242	309	2,618	2,927
Consumer Real Estate
Single Family	13	—	—	591	604	9,435	10,039
Multifamily	—	—	—	—	—	186	186
Equity Lines	—	—	—	—	—	1,352	1,352

Total	$326	$—	$3	$1,647	$1,976	$34,853	$36,829

Credit quality as of June 30, 2011 by class is summarized as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate
Commercial and Industrial	$2,844	$—	$—	$—	$—
Commercial Real Estate
Owner occupied	8,617	348	—	—	—
Non-owner occupied	4,704	—	—	—	—
Construction and Land Development
Residential	3,328	—	—	—	—
Commercial	1,669	—	378	437	—
Consumer - Non Real Estate	2,636	49	242	—	—
Consumer Real Estate
Single Family	9,185	69	333	452	—
Multifamily	186	—	—	—	—
Equity Lines	1,352	—	—	—	—

Total	$34,521	$466	$953	$889	$—

The aging of past due and nonaccrual loans and credit quality, both by class, as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Commercial - Non Real Estate
Commercial and Industrial	$175	$—	$—	$87	$262	$2,496	$2,758
Commercial Real Estate
Owner occupied	—	355	—	—	355	9,569	9,924
Non-owner occupied	—	—	—	—	—	4,254	4,254
Construction and Land Development
Residential	—	—	—	—	—	1,568	1,568
Commercial	—	174	—	1,014	1,188	1,003	2,191
Consumer - Non Real Estate	29	1	—	262	292	2,597	2,889
Consumer Real Estate
Single Family	180	119	—	474	773	10,096	10,869
Multifamily	—	—	—	—	—	189	189
Equity Lines	15	—	—	—	15	1,164	1,179

Total	$399	$649	$—	$1,837	$2,885	$32,936	$35,821

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate
Commercial and Industrial	$2,671	$—	$87	$—	$—
Commercial Real Estate
Owner occupied	9,569	—	355	—	—
Non-owner occupied	4,254	—	—	—	—
Construction and Land Development
Residential	1,568	—	—	—	—
Commercial	1,177	—	577	437	—
Consumer - Non Real Estate	2,570	57	258	4	—
Consumer Real Estate
Single Family	10,128	247	494	—	—
Multifamily	189	—	—	—	—
Equity Lines	1,179	—	—	—	—

Total	$33,305	$304	$1,771	$441	$—

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses and the allowance for loan losses by segment as of June 30, 2011 are as follows:

(Dollars in thousands)	Commercial - Non Real Estate	Commercial Real Estate	Construction	Consumer - Non Real Estate	Consumer Real Estate	Unallocated	Total
Allowance for loan losses:
Balance, beginning	109	205	106	77	123	—	620
Charge-offs	(62)	—	—	(10)	—	—	(72)
Recoveries	—	—	—	1	—	—	1
Provision	26	(33)	52	3	(13)	8	43

Ending Balance	$73	$172	$158	$71	$110	$8	$592

Individually evaluated for impairment	—	—	127	9	12	—	148
Collectively evaluated for impairment	73	172	31	62	98	8	444

Loans:
Ending Balance	$2,844	$13,669	$5,812	$2,927	$11,577		$36,829

Individually evaluated for impairment	—	378	437	240	591	—	1,646
Collectively evaluated for impairment	2,844	13,291	5,375	2,687	10,986	—	35,183

The decrease and increase in Provision related to Commercial Real Estate and Construction, respectively, resulted from the reclassification of an impaired credit during the first quarter of 2011 out of the Commercial Real Estate segment into the Construction segment.

Changes in the allowance for loan losses at December 31, 2010 are as follows:

(Dollars in thousands)	December 31, 2010
Balance, beginning	$686
Provision charged to operating expense	91
Loans charged off	(157)
Recoveries of loans previously charged off	—

Balance, ending	$620

The allowance for loan losses by segment as of December 31, 2010 follows:

(Dollars in thousands)	Commercial - Non Real Estate	Commercial Real Estate	Construction	Consumer - Non Real Estate	Consumer Real Estate	Unallocated	Total
Allowance for loan losses:
Ending Balance	$109	$205	$106	$77	$123	$—	$620

Individually evaluated for impairment	62	34	71	16	31	—	214
Collectively evaluated for impairment	47	171	35	61	92	—	406

Loans:
Ending Balance	$2,758	$14,178	$3,759	$2,889	$12,237		$35,821

Individually evaluated for impairment	87	389	624	250	474	—	1,824
Collectively evaluated for impairment	2,671	13,789	3,135	2,639	11,763	—	33,997

Impaired loans by class as of June 30, 2011 are summarized below:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and Land Development
Commercial	$166	$468	$—	$166	$—
Consumer Real Estate
Single Family	335	335	—	335	—

With an allowance recorded:
Construction and Land Development
Commercial	$649	$776	$96	$655	$4
Consumer - Non Real Estate	240	240	9	243	—
Consumer Real Estate
Single Family	256	256	43	257	—

Total
Construction and Land Development	$815	$1,244	$96	$821	$4
Consumer - Non Real Estate	240	240	9	243	—
Consumer Real Estate	591	591	43	592	—

Total	$1,646	$2,075	$148	$1,656	$4

Impaired loans by class as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and Land Development
Commercial	$353	$655	$—	$368	$6
Consumer Real Estate
Single Family	335	335	—	336	20

With an allowance recorded:
Commercial - Non Real Estate
Commercial and Industrial	$87	$87	$62	$133	$8
Construction and Land Development
Commercial	660	787	105	660	16
Consumer - Non Real Estate	250	250	16	253	13
Consumer Real Estate
Single Family	139	139	31	140	8

Total
Commercial - Non Real Estate	$87	$87	$62	$133	$8
Construction and Land Development	1,013	1,442	105	1,028	22
Consumer - Non Real Estate	250	250	16	253	13
Consumer Real Estate	474	474	31	476	28

Total	$1,824	$2,253	$214	$1,890	$71

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

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	156	226
Construction in progress	—	9

	1,712	1,791
Less accumulated depreciation	361	421

	$1,351	$1,370

Note 6. Earnings Per Share

For the three and six months ended June 30, 2011 and 2010, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 79,027 and 82,527 shares, respectively, and warrants outstanding of 73,875 and 81,375 shares, respectively, were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At June 30, 2011, there were 79,027 options issued and outstanding, all of which were exercisable. No options were granted or exercised and

1,500 options were forfeited during the first six months of 2011. Options outstanding and exercisable had no intrinsic value at June 30, 2011. The following table summarizes options outstanding at June 30, 2011. Refer to Note 8 of the Company’s 2010 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	4.50	$6.67
8.33	375	3.00	8.33
8.67	16,027	4.50	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first six months of 2011, there were no warrants granted or exercised, and 7,500 shares were forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at June 30, 2011 and are summarized in the following table. Refer to Note 8 of the Company’s 2010 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	73,875	1.50	$6.67

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
Description (Dollars in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government and federal agencies	$7,503	$—	$7,503	$—
Corporate bonds	498	—	498	—
State and municipals, taxable	1,596	—	1,596	—

	$9,597	$—	$9,597	$—

	Fair Value Measurements at December 31, 2010 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government and federal agencies	$6,216	$—	$6,216	$—
Corporate bonds	496		496
State and municipals, taxable	1,042	—	1,042	—

	$7,754	$—	$7,754	$—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2011
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$997	$—	$997	$—
Foreclosed real estate	302	—	302	—

	$1,299	$—	$1,299	$—

	Carrying Value at December 31, 2010
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$926	$—	$926	$—
Foreclosed real estate	270	—	270	—

	$1,196	$—	$1,196	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments. For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities. For securities available for sale, fair values are based on quoted market prices or dealer quotes.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2011		2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$3,953	$3,953	$4,051	$4,051
Securities	9,597	9,597	7,754	7,754
Loans, net	36,237	36,173	35,201	35,196
Accrued interest receivable	214	214	205	205
Financial liabilities:
Non-interest bearing deposits	3,511	3,511	2,766	2,766
Interest bearing deposits	41,593	42,126	39,771	40,113
Accrued interest payable	94	94	87	87

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

Note 10. Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
ATM expense	$14	$13	$28	$25
Insurance	4	5	8	11
FDIC assessments	15	15	30	30
Regulatory assessments	8	7	15	14
Supplies and stationery	2	2	5	4
Taxes	11	13	22	25
Other	47	56	97	105

Total Other	$101	$111	$205	$214

Note 11. Subsequent Event

On July 1, 2011, the Company filed a Schedule 13E-3, Going Private Transaction by Certain Issuers, and a definitive Schedule 14-A proxy statement for the primary purpose of proposing a merger between the Company and the Bank, whereby the Bank will be the surviving entity and provide to shareholders of the Company the right to receive one share of common stock of the Bank for each share of common stock of the Company.

The primary effect of the proposed merger transaction will be that the Company will report to the OCC rather than the SEC, which will allow the Company to realize significant cost savings because we will no longer have reporting obligations related to compliance with the eXtensible Business Reporting Language (“XBRL”), which is required by the SEC, but not the OCC.

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

Financial Condition

At June 30, 2011, CNB Bancorp, Inc. had total assets of $52.2 million compared to $49.3 million at December 31, 2010, an increase of $2.9 million. The increase in total assets is primarily due to a $1.0 million increase in net loans and a $1.8 million increase in securities available for sale. At June 30, 2011, assets consisted principally of cash and cash equivalents of $4.0 million, $9.6 million in securities available for sale, $36.2 million in loans, net of allowance for loan losses, and $1.4 million in premises and equipment, net of accumulated depreciation.

Total liabilities at June 30, 2011 were $45.3 million, compared to $42.7 million at December 31, 2010. Total liabilities at June 30, 2011 consisted primarily of $3.5 million in non-interest bearing deposits and $41.6 million in interest bearing deposits. Non-interest bearing and interest bearing deposits increased $745,000 and $1.8 million, respectively in the first six months of 2011.

As of June 30, 2011, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $3.5 million. At June 30, 2011, the Company had eight loans in the amount of $1.6 million on non-accrual status. The Company had seven loans totaling $1.6 million classified as impaired, all of which were on non-accrual. The Company had one loan past due 90 days and still accruing interest in the amount of $3,000 at June 30, 2011 and no loans classified as loss for regulatory purposes. CNB had other real estate owned in the amount of $302,000 at June 30, 2011.

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

Total nonperforming assets at June 30, 2011 consisted of nonaccrual loans of $1.6 million, other real estate owned of $302,000 and one loan past due 90 days and still accruing interest in the amount of $3,000. The Company had seven loans totaling $1.6 million classified as impaired, all of which were on non-accrual. Two of these loans totaling $438,000 were also classified for regulatory purposes as doubtful. At December 31, 2010, the Company had nonperforming assets of twelve loans on non-accrual totaling $1.8 million. Of these twelve loans, nine loans totaling $1.8 million were classified as impaired. Two loans, which were also non-accrual and impaired, totaling $437,000 were classified as doubtful for regulatory purposes, There were no loans delinquent 90 days or more and still accruing and no loans classified for regulatory purposes as loss. The Company had other real estate owned in the amount of $270,000 at December 31, 2010. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to similar risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the period ended:

	June 30, 2011	December 31, 2010
Nonaccrual loans	$1,647	$1,837
Loans past due 90 days and accruing interest	3	—

Total nonperforming loans	1,650	1,837
Foreclosed real estate	302	270

Total nonperforming assets	$1,952	$2,107

Balances
Allowance for loan losses	$592	$620
Gross loans	36,829	35,821

Ratios
Allowance for loan losses to loans	1.61%	1.73%
Allowance for loan losses to nonperforming loans	35.88%	33.75%

Total loan charge-offs, less recoveries, for the six months ended June 30, 2011 and 2010 amounted to $71,000 and $6,000, respectively. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $592,000 representing 1.61% of gross loans, at June 30, 2011 decreased $28,000 compared to $620,000, or 1.73% of gross loans, at December 31, 2010. The recessionary economic environment would not normally support a decline in the allowance for loan losses; however, during the first quarter of 2011, the Company fully charged off three impaired loans that were fully reserved in 2010 which resulted in a decrease to the specific reserves of $66,000. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on proper impairment analyses and monitoring of the qualitative, subjective factor weighting to ensure adequate reserves for the recessionary economic environment observed during 2009, which continued throughout 2010 and in anticipation of a potential recessionary economic environment through 2011.

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

Capital Resources

At June 30, 2011 and December 31, 2010, consolidated shareholders’ equity was $6.9 million, representing 13.2% and 13.6% of total assets, respectively. The Company’s common stock had a tangible book value of $4.59 and $4.44 per share at June 30, 2011 and December 31, 2010, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2011 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,186	19.26%	$2,985	8.00%	N/A	N/A
Bank	$7,056	18.91%	$2,985	8.00%	$3,732	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,718	18.00%	$1,493	4.00%	N/A	N/A
Bank	$6,588	17.65%	$1,493	4.00%	$2,239	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,718	12.97%	$2,072	4.00%	N/A	N/A
Bank	$6,588	12.72%	$2,072	4.00%	$2,590	5.00%

Results of Operations

CNB had net income of $8,000 and $99,000 for the six months ended June 30, 2011 and 2010, respectively. Factors such as controlled asset growth, asset/liability repricing and management, and non-interest income have combined to provide the necessary income to maintain profitability; however the combination of increased industry-wide FDIC premium assessments, regulatory compliance and legal costs, and the potential for significant additional provisions for loan losses may negatively affect earnings for 2011.

Total interest income for the three and six month periods ended June 30, 2011 was $693,000 and $1.4 million, respectively. Total interest expense for the same periods was $211,000 and $421,000, respectively. Total interest income and expense for the six months ended June 30, 2010 were $1.4 million and $472,000, respectively. The decreased interest income and expense from 2010 to 2011 is indicative of stable growth and asset/liability repricing in a low market rate environment. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin compressed slightly to 3.88% during the first six months of 2011, down from 4.29% for the same period in 2010.

Total non-interest income for the quarter ended June 30, 2011 was $45,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $511,000. Personnel expense and professional fees accounted for 50.3% and 17.8% of non-interest expense, respectively. Non-interest income for the three months ended June 30, 2010 was $50,000, while non-interest expense was $476,000. For the six month period ended June 30, 2011, non-interest income was $93,000 and non-interest expense was $990,000. For the same period in 2010, non-interest income and non-interest expense were $95,000 and $956,000, respectively. Significantly higher compliance costs with federal rules and regulation such as FDIC premiums, which have been assessed industry-wide, were and will continue to be the primary component of increased non-interest expense during 2010 and 2011.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of June 30, 2011 were unfulfilled loan commitments totaling $3.5 million.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company’s subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. As of June 30, 2011, the Company did not have any loans classified as troubled debt restructurings.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2011.

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

We did not sell any unregistered securities during the six months ended June 30, 2011. No shares were redeemed during the six months ended June 30, 2011.

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

CNB BANCORP, INC.
(Registrant)

DATE: August 15, 2011	BY:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin
Chief Executive Officer

DATE: August 15, 2011	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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