Form 10-Q
period 2011-09-30
CNB BANCORP INC/VA
filed 2011-11-14
CIK 1162638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2011, 1,500,427 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

CNB BANCORP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CNB BANCORP, INC.

CNB BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash and due from banks	$554	$597
Federal funds sold	3,775	3,454
Securities available for sale, at fair value	7,411	7,754
Restricted securities, at cost	237	246
Loans, net of allowance for loan losses of $761 on September 30, 2011 and $620 on December 31, 2010	37,072	35,201
Premises and equipment, net	1,347	1,370
Foreclosed real estate	682	270
Other assets	441	454

Total assets	$51,519	$49,346

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$3,220	$2,766
Interest bearing deposits	41,348	39,771

Total deposits	44,568	42,537
Accrued interest payable	85	87
Other liabilities	46	61

Total liabilities	44,699	42,685

Shareholders’ Equity
Common stock, $.01 par, 10,000,000 shares authorized, 1,500,427 shares issued and outstanding at September 30, 2011 and December 31, 2010	15	15
Additional paid-in capital	9,567	9,567
Retained earnings (deficit)	(2,913)	(2,872)
Accumulated other comprehensive income (loss)	151	(49)

Total shareholders’ equity	6,820	6,661

Total liabilities and shareholders’ equity	$51,519	$49,346

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$647	$623	$1,882	$1,918
Investment securities, taxable	63	68	194	214
Federal funds sold	—	—	3	1

Total Interest and Dividend Income	710	691	2,079	2,133

Interest Expense
Deposits	204	221	625	693

Total Interest Expense	204	221	625	693

Net Interest Income	506	470	1,454	1,440

Provision for Loan Losses	209	30	252	40

Net Interest Income after Provision for Loan Losses	297	440	1,202	1,400

Non-Interest Income
Service charges on deposit accounts	3	3	7	8
Other fees and commissions	15	20	44	64
Net realized gains on disposition of securities	148	56	183	76
Income from investment in title company	1	1	2	6
Other income	11	11	35	32

Total Non-Interest Income	178	91	271	186

Non-Interest Expense
Personnel	257	266	780	786
Occupancy and equipment	34	30	93	93
Professional fees	75	50	210	150
Advertising	2	3	11	10
Computer services	27	28	86	80
Other	129	123	334	337

Total Non-Interest Expense	524	500	1,514	1,456

Net Income (Loss)	$(49)	$31	$(41)	$130

Earnings (loss) per share, basic and diluted	$(0.04)	$0.02	$(0.03)	$0.09

Weighted average shares outstanding, basic and diluted	1,500,427	1,500,427	1,500,427	1,500,427

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011 and 2010

(unaudited)

(Dollars in thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - December 31, 2010	1,500,427	$15	$9,567	$(2,872)	$(49)		$6,661

Comprehensive income:
Net (loss)	—	—	—	(41)	—	$(41)	(41)
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	383	—
Reclassification adjustment	—	—	—	—	—	(183)	—

Total other comprehensive income	—	—	—	—	200	$200	200

Total comprehensive income	—	—	—	—	—	$159	—

Balance - September 30, 2011	1,500,427	$15	$9,567	$(2,913)	$151		$6,820

Balance - December 31, 2009	1,500,427	$15	$9,567	$(2,967)	$(105)		$6,510

Comprehensive income:
Net income	—	—	—	130	—	$130	130
Other comprehensive income:
Unrealized gain on securities available for sale	—	—	—	—	—	458	—
Reclassification adjustment	—	—	—	—	—	(76)	—

Total other comprehensive income	—	—	—	—	382	$382	382

Total comprehensive income	—	—	—	—	—	$512	—

Balance - September 30, 2010	1,500,427	$15	$9,567	$(2,837)	$277		$7,022

See Notes to Consolidated Financial Statements.

CNB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(41)	$130
Provision for loan losses	252	40
Depreciation and amortization	53	62
Net amortization of securities	58	57
Realized gain on securities	(183)	(76)
Changes in:
Interest receivable	(11)	18
Other assets	13	42
Interest payable	(2)	(8)
Other liabilities	(15)	(4)

Net cash provided by operating activities	124	261

Cash Flows From Investing Activities
Purchase of available for sale securities	(6,709)	(6,751)
Proceeds from sales, calls and maturities of available for sale securities	7,386	6,446
Purchase of property and equipment	(19)	—
Net (increase) decrease in loans	(2,691)	1,223
Proceeds from sale of foreclosed real estate	156	—

Net cash provided by (used in) investing activities	(1,877)	918

Cash Flows From Financing Activities
Net increase in non-interest bearing deposits	454	95
Net increase in interest bearing deposits	1,577	100

Net cash provided by financing activities	2,031	195

Net increase in cash and cash equivalents	$278	$1,374

Cash and Cash Equivalents
Beginning	4,051	1,831

Ending	$4,329	$3,205

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$627	$701

Unrealized gain on available for sale securities	$200	$382

Transfer between loans and other real estate owned	$568	$288

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010; the results of operations for the three month and nine month periods ended September 30, 2011 and 2010; changes in shareholders’ equity for the nine months ended September 30, 2011 and 2010; and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in CNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Estimates

The financial statements include estimates and assumptions that affect the Company’s financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 2. Securities

The amortized cost and fair value of securities available for sale as of September 30, 2011 and December 31, 2010, are as follows:

	September 30,
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$4,039	$56	$—	$4,095
Corporate bonds	500	—	(2)	498
State and municipals, taxable	2,721	111	(14)	2,818

	$7,260	$167	$(16)	$7,411

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and federal agencies	$6,235	$63	$(82)	$6,216
Corporate bonds	500	—	(4)	496
State and municipals, taxable	1,068	2	(28)	1,042

	$7,803	$65	$(114)	$7,754

Proceeds from available for sale securities that matured, were sold, or were called by their issuers in the first nine months of 2011 were $7.4 million. During the same period, the Company realized gains of $183,000 on the sale of securities.

The primary purpose of the Company’s investment securities portfolio is to generate income and meet liquidity needs of the Company through readily saleable financial instruments. The portfolio is made up of fixed rate bonds, whose prices move inversely with changes in interest rates. At the end of each accounting period, the investment portfolio evidences certain unrealized gains and losses. The Company monitors the portfolio, which is subject to liquidity needs, market rate changes and credit risk changes, to determine whether adjustments are needed. The Company’s primary concern when selling securities at a loss is the credit quality of the issuer of the instrument being sold. A primary cause of temporary impairments would be a decline in the prices of bonds, generally as rates rise. At September 30, 2011, the portfolio had two accounts with unrealized losses, one of which was in an unrealized loss position for less than 12 months and one of which was in an unrealized position for more than 12 months. Unrealized losses are relative to the market rates and the timing of purchases and do not, in management’s opinion, materially negatively affect the Company’s operations, but remain subject to internal monitoring and controls. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Note 3. Loans

The consolidated loan portfolio at September 30, 2011 and December 31, 2010 is composed of the following:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial - Non Real Estate
Commercial and Industrial	$3,243	$2,758
Commercial Real Estate
Owner occupied	9,795	9,924
Non-owner occupied	4,860	4,254
Construction and Land Development
Residential	3,084	1,568
Commercial	2,737	2,191
Consumer - Non Real Estate	2,632	2,889
Consumer Real Estate
Single Family	10,092	10,869
Multifamily	185	189
Equity Lines	1,205	1,179

Total loans	37,833	35,821
Less: Allowance for loan losses	761	620

Net loans	$37,072	$35,201

The aging of past due and nonaccrual loans as of September 30, 2011 by class is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Commercial - Non Real Estate
Commercial and Industrial	$—	$—	$—	$—	$—	$3,243	$3,243
Commercial Real Estate
Owner occupied	173	—	—	—	173	9,622	9,795
Non-owner occupied	—	—	—	—	—	4,860	4,860
Construction and Land Development
Residential	339	—	—	—	339	2,745	3,084
Commercial	—	—	—	641	641	2,096	2,737
Consumer - Non Real Estate	12	—	3	238	253	2,379	2,632
Consumer Real Estate
Single Family	4	—	—	344	348	9,744	10,092
Multifamily	—	—	—	—	—	185	185
Equity Lines	—	—	—	—	—	1,205	1,205

Total	$528	$—	$3	$1,223	$1,754	$36,079	$37,833

Credit quality as of September 30, 2011 by class is summarized as follows:

(Dollars in thousands)	Pass	Special Mention	Sustandard	Doubtful	Loss
Commercial - Non Real Estate
Commercial and Industrial	$3,243	$—	$—	$—	$—
Commercial Real Estate
Owner occupied	9,450	345	—	—	—
Non-owner occupied	4,860	—	—	—	—
Construction and Land Development
Residential	3,084	—	—	—	—
Commercial	2,096	—	370	271	—
Consumer - Non Real Estate	2,392	2	2	—	236
Consumer Real Estate
Single Family	9,496	68	193	335	—
Multifamily	185	—	—	—	—
Equity Lines	1,205	—	—	—	—

Total	$36,011	$415	$565	$606	$236

The aging of past due and nonaccrual loans and credit quality, both by class, as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Commercial - Non Real Estate
Commercial and Industrial	$175	$—	$—	$87	$262	$2,496	$2,758
Commercial Real Estate
Owner occupied	—	355	—	—	355	9,569	9,924
Non-owner occupied	—	—	—	—	—	4,254	4,254
Construction and Land Development
Residential	—	—	—	—	—	1,568	1,568
Commercial	—	174	—	1,014	1,188	1,003	2,191
Consumer - Non Real Estate	29	1	—	262	292	2,597	2,889
Consumer Real Estate
Single Family	180	119	—	474	773	10,096	10,869
Multifamily	—	—	—	—	—	189	189
Equity Lines	15	—	—	—	15	1,164	1,179

Total	$399	$649	$—	$1,837	$2,885	$32,936	$35,821

(Dollars in thousands)	Pass	Special Mention	Sustandard	Doubtful	Loss
Commercial - Non Real Estate
Commercial and Industrial	$2,671	$—	$87	$—	$—
Commercial Real Estate
Owner occupied	9,569	—	355	—	—
Non-owner occupied	4,254	—	—	—	—
Construction and Land Development
Residential	1,568	—	—	—	—
Commercial	1,177	—	577	437	—
Consumer - Non Real Estate	2,570	57	258	4	—
Consumer Real Estate
Single Family	10,128	247	494	—	—
Multifamily	189	—	—	—	—
Equity Lines	1,179	—	—	—	—

Total	$33,305	$304	$1,771	$441	$—

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses and the allowance for loan losses by segment as of September 30, 2011 are as follows:

(Dollars in thousands)	Commercial - Non Real Estate	Commercial Real Estate	Construction	Consumer - Non Real Estate	Consumer Real Estate	Unallocated	Total
Allowance for loan losses:
Balance, beginning	109	205	106	77	123	—	620
Charge-offs	(62)	—	—	(10)	(41)	—	(113)
Recoveries	—	—	—	2	—	—	2
Provision	33	(51)	42	225	3		252

Ending Balance	$80	$154	$148	$294	$85		$761

Indidually evaluated for impairment	—	—	73	236	—	—	309
Collectively evaluated for impairment	80	154	75	58	85	—	452

Loans:
Ending Balance	$3,243	$14,655	$5,821	$2,632	$11,482		$37,833

Indidually evaluated for impairment	—	—	641	236	335	—	1,212
Collectively evaluated for impairment	3,243	14,655	5,180	2,396	11,147	—	36,621

The decrease and increase in Provision related to Commercial Real Estate and Construction, respectively, resulted from the reclassification of an impaired credit during the first quarter of 2011 out of the Commercial Real Estate segment into the Construction segment.

Changes in the allowance for loan losses at December 31, 2010 are as follows:

(Dollars in thousands)	December 31, 2010
Balance, beginning	$686
Provision charged to operating expense	91
Loans charged off	(157)
Recoveries of loans previously charged off	—

Balance, ending	$620

The allowance for loan losses by segment as of December 31, 2010 follows:

(Dollars in thousands)	Commercial - Non Real Estate	Commercial Real Estate	Construction	Consumer - Non Real Estate	Consumer Real Estate	Unallocated	Total
Allowance for loan losses:
Ending Balance	$109	$205	$106	$77	$123	$—	$620

Indidually evaluated for impairment	62	34	71	16	31	—	214
Collectively evaluated for impairment	47	171	35	61	92	—	406

Loans:
Ending Balance	$2,758	$14,178	$3,759	$2,889	$12,237		$35,821

Indidually evaluated for impairment	87	389	624	250	474	—	1,824
Collectively evaluated for impairment	2,671	13,789	3,135	2,639	11,763	—	33,997

Impaired loans by class as of September 30, 2011 are summarized below:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and Land Development
Commercial	$—	$—	$—	$—	$—
Consumer Real Estate
Single Family	335	335	—	335	—

With an allowance recorded:
Construction and Land Development
Commercial	$641	$768	$73	$651	$4
Consumer - Non Real Estate	236	236	236	241	—
Consumer Real Estate
Single Family	—	—	—	—	—

Total
Construction and Land Development	$641	$768	$73	$651	$4
Consumer - Non Real Estate	236	236	236	241	—
Consumer Real Estate	335	335	—	335	—

Total	$1,212	$1,339	$309	$1,227	$4

Impaired loans by class as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction and Land Development
Commercial	$353	$655	$—	$368	$6
Consumer Real Estate
Single Family	335	335	—	336	20

With an allowance recorded:
Commercial - Non Real Estate
Commercial and Industrial	$87	$87	$62	$133	$8
Construction and Land Development
Commercial	660	787	105	660	16
Consumer - Non Real Estate	250	250	16	253	13
Consumer Real Estate
Single Family	139	139	31	140	8

Total
Commercial - Non Real Estate	$87	$87	$62	$133	$8
Construction and Land Development	1,013	1,442	105	1,028	22
Consumer - Non Real Estate	250	250	16	253	13
Consumer Real Estate	474	474	31	476	28

Total	$1,824	$2,253	$214	$1,890	$71

The Recorded Investment amounts in the tables above represent the outstanding principal balance on each loan represented in the table. The Unpaid Principal Balance represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged off on each loan and/or payments that have been applied towards principal on nonaccrual loans. No additional funds are committed to be advanced in connection with impaired loans. As of September 30, 2011, the Company did not have any loans classified as troubled debt restructurings.

Note 5. Premises and Equipment

Premises and equipment consists of the following:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Land	$301	$301
Building	1,255	1,255
Furniture, fixtures and equipment	166	226
Construction in progress	—	9

	1,722	1,791
Less accumulated depreciation	375	421

	$1,347	$1,370

Note 6. Earnings Per Share

For the three and nine months ended September 30, 2011 and 2010, the weighted average number of shares outstanding for calculating basic and diluted earnings per share was 1,500,427. Stock options outstanding of 79,027 and 82,527 shares, respectively, and warrants outstanding of 73,875 and 81,375 shares, respectively, were excluded from each calculation of diluted earnings per share as the impact was anti-dilutive.

Note 7. Stock Option Plan

The Company sponsors a stock option plan, which allows employees and directors to increase their personal financial interest in the Company. This plan provides the ability to grant equity-based incentives in the form of either incentive or nonqualified options. The plan authorizes the issuance of up to 126,255 shares of common stock, subject to adjustment for certain recapitalizations. At

September 30, 2011, there were 79,027 options issued and outstanding, all of which were exercisable. No options were granted or exercised and 1,500 options were forfeited during the first nine months of 2011. Options outstanding and exercisable had no intrinsic value at September 30, 2011. The following table summarizes options outstanding at September 30, 2011. Refer to Note 8 of the Company’s 2010 Form 10-K for a full description of the plan.

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	62,625	4.25	$6.67
8.33	375	2.75	8.33
8.67	16,027	4.25	8.67

Note 8. Warrants

In connection with the initial offering of the Company, 153,750 warrants were issued to the original directors to purchase common shares. During the first nine months of 2011, there were no warrants granted or exercised, and 7,500 shares were forfeited. All of the remaining warrants are held by the organizing directors of the Company and became fully vested during 2005. Warrants outstanding and exercisable had no intrinsic value at September 30, 2011 and are summarized in the following table. Refer to Note 8 of the Company’s 2010 Form 10-K for more information on the warrants.

	Warrants Outstanding and Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$6.67	73,875	1.25	$6.67

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

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets of liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements at September 30, 2011 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government and federal agencies	$4,095	$—	$4,095	$—
Corporate bonds	498	—	498	—
State and municipals, taxable	2,818	—	2,818	—

	$7,411	$—	$7,411	$—

	Fair Value Measurements at December 31, 2010 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government and federal agencies	$6,216	$—	$6,216	$—
Corporate bonds	496		496
State and municipals, taxable	1,042	—	1,042	—

	$7,754	$—	$7,754	$—

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

Foreclosed Real Estate. The value of foreclosed real estate owned is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). Any fair value adjustments are recorded in the period incurred in the Consolidated Statements of Income.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at September 30, 2011
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$568	$—	$568	$—
Foreclosed real estate	682	—	682	—

	$1,250	$—	$1,250	$—

	Carrying Value at December 31, 2010
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description (Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$926	$—	$926	$—
Foreclosed real estate	270	—	270	—

	$1,196	$—	$1,196	$—

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2011		2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$4,329	$4,329	$4,051	$4,051
Securities	7,411	7,411	7,754	7,754
Loans, net	37,072	37,005	35,201	35,196
Accrued interest receivable	216	216	205	205
Financial liabilities:
Non-interest bearing deposits	3,220	3,220	2,766	2,766
Interest bearing deposits	41,348	41,879	39,771	40,113
Accrued interest payable	85	85	87	87

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

Note 10. Other Expenses

The Company had the following other expenses as of the dates indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
ATM expense	$14	$13	$42	$38
Insurance	5	5	13	16
FDIC assessments	14	14	44	44
Regulatory assessments	7	8	22	22
Supplies and stationery	3	4	8	8
Taxes	11	11	33	36
Other	75	68	172	173

Total Other	$129	$123	$334	$337

Note 11. Going Private Transaction

On July 1, 2011, the Company filed a Schedule 13E-3, Going Private Transaction by Certain Issuers, and a definitive Schedule 14-A proxy statement for the primary purpose of proposing a merger between the Company and the Bank, whereby the Bank will be the surviving entity and provide to shareholders of the Company the right to receive one share of common stock of the Bank for each share of common stock of the Company. On August 12, 2011, shareholders of the Company approved the proposed merger between the Company and the Bank, whereby the Bank will be the surviving entity. The Company is awaiting regulatory approval for the transaction and anticipates the merger to be affected during 2011.

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

Financial Condition

At September 30, 2011, CNB Bancorp, Inc. had total assets of $51.5 million compared to $49.3 million at December 31, 2010, an increase of $2.2 million. The increase in total assets is primarily due to a $1.9 million increase in net loans. At September 30, 2011, assets consisted principally of cash and cash equivalents of $4.3 million, $7.4 million in securities available for sale, $37.1 million in loans, net of allowance for loan losses, and $1.3 million in premises and equipment, net of accumulated depreciation.

Total liabilities at September 30, 2011 were $44.7 million, compared to $42.7 million at December 31, 2010. Total liabilities at September 30, 2011 consisted primarily of $3.2 million in non-interest bearing deposits and $41.3 million in interest bearing deposits. Non-interest bearing and interest bearing deposits increased $454,000 and $1.6 million, respectively in the first nine months of 2011.

As of September 30, 2011, CNB had off-balance sheet financial instruments from unfulfilled loan commitments of $2.7 million. At September 30, 2011, the Company had six loans in the amount of $1.2 million on non-accrual status. The Company had four loans totaling $1.2 million classified as impaired, all of which were on non-accrual. The Company had two loans past due 90 days and still accruing interest in the amount of $3,000 at September 30, 2011 and one loan in the amount of $236,000 classified as loss for regulatory purposes. CNB had other real estate owned in the amount of $682,000 at September 30, 2011.

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

Total nonperforming assets at September 30, 2011 consisted of nonaccrual loans of $1.2 million, other real estate owned of $682,000 and two loans past due 90 days and still accruing interest in the amount of $3,000. The Company had four loans totaling

$1.2 million classified as impaired, all of which were on non-accrual. Two of these loans totaling $606,000 were also classified for regulatory purposes as doubtful and one of these loans totaling $236,000 was also classified as loss for regulatory purposes. At December 31, 2010, the Company had nonperforming assets of twelve loans on non-accrual totaling $1.8 million. Of these twelve loans, nine loans totaling $1.8 million were classified as impaired. Two loans, which were also non-accrual and impaired, totaling $437,000 were classified as doubtful for regulatory purposes. There were no loans delinquent 90 days or more and still accruing and no loans classified for regulatory purposes as loss. The Company had other real estate owned in the amount of $270,000 at December 31, 2010. The slow economy has adversely affected collateral values and our customers’ ability to pay, subjecting the Company to similar risks many financial institutions are facing as a result of the weakening economy. These risks include increased charge-offs, levels of past due loans, and nonperforming assets.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the period ended:

	September 30, 2011	December 31, 2010
Nonaccrual loans	$1,223	$1,837
Loans past due 90 days and accruing interest	3	—

Total nonperforming loans	1,226	1,837
Foreclosed real estate	682	270

Total nonperforming assets	$1,908	$2,107

Balances
Allowance for loan losses	$761	$620
Gross loans	37,833	35,821

Ratios
Allowance for loan losses to loans	2.01%	1.73%
Allowance for loan losses to nonperforming loans	62.07%	33.75%

Total loan charge-offs, less recoveries, for the nine months ended September 30, 2011 and 2010 amounted to $111,000 and $135,000, respectively. Credit quality management continues to be a top priority, however the Company recognizes an increased potential for charge-offs in this environment. With the high level of real estate secured debt and active monitoring of the loan portfolio and reserves, management is attempting to mitigate the effects of the economic downturn.

The allowance for loan losses of $762,000 representing 2.01% of gross loans, at September 30, 2011 increased $141,000 compared to $620,000, or 1.73% of gross loans, at December 31, 2010. During the first quarter of 2011, the Company fully charged off three impaired loans that were fully reserved in 2010 which resulted in a decrease to the specific reserves of $66,000. This decrease in specific reserves was offset by a specific reserve in the amount of $236,000 made during the third quarter to fully reserve for the one loan classified as loss. The Company continues to assess adequate reserve levels in accordance with interagency guidance, focusing primarily on proper impairment analyses and monitoring of the qualitative, subjective factor weighting to ensure adequate reserves for the recessionary economic environment observed during 2009, which continued throughout 2010 and in anticipation of a potential recessionary economic environment through 2011.

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

Capital Resources

At September 30, 2011 and December 31, 2010, consolidated shareholders’ equity was $6.8 million and $6.7 million, representing 13.2% and 13.6% of total assets, respectively. The Company’s common stock had a tangible book value of $4.55 and $4.44 per share at September 30, 2011 and December 31, 2010, respectively.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2011 compared to minimum ratios required by regulation.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 31, 2011:
Total Capital (to Risk-Weighted Assets)
Consolidated	$7,152	18.66%	$3,066	8.00%	N/A	N/A
Bank	$7,069	18.45%	$3,066	8.00%	$3,832	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$6,670	17.41%	$1,533	4.00%	N/A	N/A
Bank	$6,587	17.19%	$1,533	4.00%	$2,299	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$6,670	12.97%	$2,057	4.00%	N/A	N/A
Bank	$6,587	12.81%	$2,057	4.00%	$2,571	5.00%

Results of Operations

CNB had net income (loss) of ($41,000) and $130,000 for the nine months ended September 30, 2011 and 2010, respectively. Factors such as controlled asset growth, asset/liability repricing and management, and non-interest income have combined to provide the necessary income to maintain profitability; however the combination of increased industry-wide FDIC premium assessments, regulatory compliance and legal costs, and the potential for significant additional provisions for loan losses have and may continue to negatively affect earnings for 2011.

Total interest income for the three and nine month periods ended September 30, 2011 was $710,000 and $2.1 million, respectively. Total interest expense for the same periods was $204,000 and $625,000, respectively. Total interest income and expense for the nine months ended September 30, 2010 were $2.1 million and $693,000, respectively. The decreased interest income and expense from 2010 to 2011 is indicative of stable growth and asset/liability repricing in a low market rate environment. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. CNB’s net interest margin compressed slightly to 3.95% during the first nine months of 2011, down from 4.20% for the same period in 2010.

Total non-interest income for the quarter ended September 30, 2011 was $178,000, consisting primarily of other fees and commissions and net realized gains on disposition of securities. For the same period, total non-interest expense was $524,000. Personnel expense and professional fees accounted for 49.0% and 14.3% of non-interest expense, respectively. Non-interest income for the three months ended September 30, 2010 was $91,000, while non-interest expense was $500,000. For the nine month period ended September 30, 2011, non-interest income was $271,000 and non-interest expense was $1.5 million. For the same period in 2010, non-interest income and non-interest expense were $186,000 and $1.5 million, respectively. Significantly higher compliance costs with federal rules and regulation such as FDIC premiums, which have been assessed industry-wide, were and will continue to be the primary component of increased non-interest expense during 2010 and 2011.

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

Off-balance-sheet financial instruments whose contract amounts represented credit risk as of September 30, 2011 were unfulfilled loan commitments totaling $2.7 million.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or loss. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of comparable properties or general market conditions when appropriate. The general component covers non-classified, or performing loans, special mention loans, and those loans classified as substandard that are not impaired. The general component is based on historical loss experience adjusted for changes in the following qualitative factors: value of underlying collateral, lending policy/underwriting practices, national and local economic conditions, portfolio volume and nature, staff experience and depth, levels of past due, levels of non-accrual, portfolio quality, loan review/oversight, impact and effects of concentrations, legal matters, and competition. Non-impaired classified loans are assigned a higher allowance factor, which increases with the severity of classification, than non-classified loans. The characteristics of the loan ratings are as follows:

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

A loan is considered impaired when, based on current information and events, it is probable that the Company’s subsidiary bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. As of September 30, 2011, the Company did not have any loans classified as troubled debt restructurings.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company has not complied with this Rule because of the shareholder approved merger by and between the Company and its wholly-owned subsidiary where the subsidiary is the surviving entity. Please see Note 11 – Going Private Transaction for further information regarding the proposed merger.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2011.

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

We did not sell any unregistered securities during the nine months ended September 30, 2011. No shares were redeemed during the nine months ended September 30, 2011.

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

CNB BANCORP, INC.
(Registrant)

DATE: November 14, 2011	BY:	/s/ Jeffrey H. Noblin
Jeffrey H. Noblin
Chief Executive Officer

DATE: November 14, 2011	BY:	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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